Form 10-K
period 2022-12-31
PATRICK INDUSTRIES INC
filed 2023-02-24
CIK 76605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
Large accelerated filer ☒  Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 24, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $1.15 billion. As of February 10, 2023, there were 22,419,591 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 25, 2023 are incorporated by reference into Part III of this Form 10-K.

PATRICK INDUSTRIES, INC.
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2022
FINANCIAL SECTION

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, industry growth and projections, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. (the “Company” or “Patrick”) and other matters. Statements in this Form 10-K as well as other statements contained in the annual report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations, which are not historical facts, are management’s current expectations and beliefs regarding future and anticipated developments and their impact on Patrick, and inherently involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.
There are a number of factors, many of which are beyond the control of the Company, which could cause actual results and events to differ materially from those described in the forward-looking statements. Many, but not all, of these factors are identified in the “Risk Factors” section of this Form 10-K as set forth in Part I, Item 1A, and include, without limitation:
•the impact of any economic downturns on our primary end markets;
•a decline in discretionary consumer spending;
•pricing pressures due to competition;
•costs and availability of raw materials and commodities;
•inflationary pressure on our direct and indirect costs, its impact to our customers, and its impact to the end consumer;
•the imposition of restrictions and taxes on imports of raw materials and components used in our products;
•information technology performance and cyber-related risks;
•the availability of commercial credit;
•the availability of retail and wholesale financing for recreational vehicles, watercraft, and residential and manufactured homes;
•the availability and costs of labor;
•the ability to manage our inventory levels effectively, as well as inventory levels of retailers and manufacturers;
•the financial condition of our customers;
•retention and concentration of material customers;
•the ability to generate cash flow or obtain financing to fund growth;
•future growth rates in the Company's core businesses;
•the seasonality and cyclicality in the industries to which our products are sold;
•realization and impact of efficiency improvements and cost reductions;
•the successful integration of acquisitions and other growth initiatives;
•increases in interest rates and oil and gasoline prices;
•the ability to retain key management personnel;
•adverse weather conditions impacting retail sales;
•our ability to remain in compliance with our credit agreement covenants;
•the impact of any pandemic or other public health emergency on the economy, our end markets and our operations, and;
•national and regional economic, market and political conditions.
You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in the reports and documents that the Company files with the SEC, including this Annual Report on Form 10-K for the year ended December 31, 2022.
These and other risks and uncertainties are discussed more fully at Part I, Item 1A “Risk Factors.”
Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be materially different from that set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements, and specifically disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K or to reflect any change in our expectations after the date of this Annual Report on Form 10-K or any changes in events, conditions or circumstances on which any statement is based, except as required by law.

PART I
ITEM 1.    BUSINESS
Unless the context otherwise requires, the terms “Company,” “Patrick,” “we,” “our,” or “us” refer to Patrick Industries, Inc. and its subsidiaries.
Company Overview
Patrick is a leading component solutions provider for the recreational vehicle ("RV"), marine, manufactured housing ("MH") and various industrial markets – including single and multi-family housing, hospitality, institutional and commercial markets.

The Company operates through a nationwide network that includes, as of December 31, 2022, 185 manufacturing plants and 67 warehouse and distribution facilities located in 23 states, with a small presence in Mexico, China and Canada. The Company operates within two reportable segments, Manufacturing and Distribution, through a nationwide network of manufacturing and distribution centers for its products, thereby reducing in-transit delivery time and cost to the regional manufacturing footprint of its customers. The Manufacturing and Distribution segments accounted for 74% and 26%, respectively, of the Company’s consolidated net sales for 2022. Financial information about these operating segments is included in Note 17 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K (the "Form 10-K") and incorporated herein by reference.

The Company’s capital allocation strategy is to optimally manage and utilize its resources and leverage its platform of operating brands to continue to grow, reinvest in its business, and return capital to shareholders. Through strategic acquisitions, expansion both geographically and into new product lines and investment in infrastructure and capital expenditures, Patrick seeks to ensure that its operating network contains capacity, technology and innovative thought processes to support anticipated growth needs, effectively respond to changes in market conditions, inventory and sales levels, and successfully integrate manufacturing, distribution and administrative functions.

Over the last three years, we have executed on a number of new product initiatives and completed acquisitions for approximately $1.09 billion in total consideration that directly complement our core competencies and existing products, expand our presence in our primary end markets, and position us to enter new end markets.

Patrick believes that returning capital to shareholders is an important part of its capital allocation strategy, and during 2022 we returned $110 million to shareholders through our regular quarterly dividend and opportunistic share repurchases.

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

Major Product Lines

Patrick manufactures and distributes a variety of products within its reportable segments including:

Manufacturing	Distribution
Laminated products for furniture, shelving, walls and countertops	Pre-finished wall and ceiling panels
Decorative vinyl, wrapped vinyl, paper laminated panels and vinyl printing	Drywall and drywall finishing products
Solid surface, granite and quartz countertops	Interior and exterior lighting products
Fabricated aluminum products	Wiring, electrical and plumbing products
Wrapped vinyl, paper and hardwood profile mouldings	Transportation and logistics services
Electrical systems components including instrument and dash panels	Electronics and audio systems components
Slide-out trim and fascia	Cement siding
Cabinet products, doors, components and custom cabinetry	Raw and processed lumber
Hardwood furniture	Fiber reinforced polyester (“FRP”) products
Fiberglass bath fixtures and tile systems	Interior passage doors
Specialty bath and closet building products	Roofing products
Boat towers, tops, trailers, and frames	Laminate and ceramic flooring
Softwoods lumber	Shower doors
Interior passage doors	Fireplaces and surrounds
Wiring and wire harnesses	Appliances
CNC molds and composite parts	Tile
Aluminum and plastic fuel tanks	Marine hardware and accessories
Slotwall panels and components	Other miscellaneous products
RV painting
Thermoformed shower surrounds
Fiberglass and plastic components including front and rear caps and marine helms
Polymer-based and other flooring
Air handling products
Marine hardware and accessories
Treated, untreated and laminated plywood
RV and marine furniture
Adhesives and sealants
Audio systems and accessories, including amplifiers, tower speakers, soundbars, and subwoofers
Marine non-slip foam flooring, padding, and accessories
Protective covers for boats, RVs, aircraft, and military and industrial equipment
Other miscellaneous products

Primary Markets
Patrick manufactures and distributes its products for four primary end markets. Our operating facilities generally are strategically located in proximity to the customers they serve. The Company’s net sales by market are as follows:

	2022	2021
RV	53%	59%
Marine	21%	16%
MH	15%	14%
Industrial	11%	11%
Total	100%	100%
Recreational Vehicles
The Company’s RV products are sold primarily to major manufacturers of RVs, smaller original equipment manufacturers ("OEMs"), and to a lesser extent, manufacturers in adjacent industries. The principal types of recreational vehicles include (1) towables: conventional travel trailers, fifth wheels, folding camping trailers, and truck campers; and (2) motorized: class A (large motor homes), class B (van campers), and class C (small-to-mid size motor homes). The RV market is primarily dominated by Thor Industries, Inc. (“Thor”), Forest River, Inc. (“Forest River”) and Winnebago Industries, Inc. ("Winnebago") which combined held approximately 87% of retail market share for towables and 86% for motorized units for 2022 as reported per Statistical Surveys, Inc. ("SSI").

In 2021, strong demand in the RV market due to demographic trends and the post-COVID increased interest in the travel and leisure lifestyle resulted in RV wholesale industry unit shipments of approximately 600,200, an increase of 39% compared to the prior year and a record high for the industry, according to the Recreational Vehicle Industry Association (the “RVIA”), while RV retail unit sales increased by 9% according to SSI. While wholesale unit growth and dealer inventory restocking continued in the first half of 2022, RV OEMs dramatically reduced production in the second half of the year as retail demand decreased and the OEMs focused on maintaining a balanced dealer inventory channel for the long-term health and stability of the industry. RV wholesale shipments were down 18% in 2022 compared to 2021 as a result of the reduced production levels, while RV retail unit shipments decreased 22% compared to 2021 in part due to rising interest rates and macroeconomic conditions.

We estimate that our mix of RV revenues related to towable units and motorized units is consistent with the overall RV industry production mix. In 2022, according to the RVIA, towable and motorized unit shipments represented approximately 88% and 12%, respectively, of total RV industry wholesale shipments with wholesale unit shipments decreasing 20% in the towable sector and increasing 4% in the motorized sector in 2022 compared to the prior year.

Recreational vehicle purchases are generally consumer discretionary income purchases, and therefore, any situation which causes concerns related to discretionary income may have a negative impact on the RV market. The Company believes that industry-wide retail sales and the related production levels of RVs will continue to be dependent on the overall strength of the economy, consumer confidence levels, equity securities market trends, fluctuations in dealer inventories, the level of disposable income, and other demographic trends.

Demographic and ownership trends continue to point to favorable market growth for the long term in the RV market, as we believe that there has been a shift toward outdoor, nature-based tourism activities in a post-COVID environment, with younger and more diverse campers across different socio-economic groups. According to the 2022 KOA North American Camping Report, based on surveys of North American leisure travelers, 53% of campers in 2021 were "millennials" and "Gen Zers", up from 48% in 2020 and 34% in 2019. Additionally, according to KOA, 37% of 2021 camper households reported household income of over $100,000, up from 29% in 2020, demonstrating leisure lifestyle participants who may be more resilient to negative macroeconomic conditions. Furthermore, 56% of non-camping leisure travelers polled expressed having an interest in camping in the future. According to the 2022 KOA North American Camping Report, KOA projects that a record 61.3 million households went camping in 2022, illustrating both current and potential long-term interest in the leisure lifestyle space.

Detailed narrative information about the Company’s sales to the RV industry is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the "MD&A") of this Form 10-K.

Marine
We believe that the marine market reflects the active, outdoor leisure-based, family-oriented lifestyle, similar to our RV end market, and the Company has increased its focus and expanded its presence in this market through recent acquisitions, particularly within the last three years. Consumer demand in the marine market is generally driven by the popularity of the recreational and leisure lifestyle and by economic conditions. As was the case with the RV industry, the marine industry experienced an increase in demand in 2021, primarily driven by new entrants into the market resulting from the post-COVID interest in outdoor leisure lifestyle activities. While retail demand remained strong throughout 2022, supply chain constraints relating to certain inputs, particularly engines, limited wholesale unit shipments which resulted in higher order backlogs and historically low dealer inventory levels, as measured by weeks of sales on hand, during the first half of 2022. As supply chain constraints improved during the second half of 2022, dealer inventory levels began to increase, although at the end of 2022 they remained well below levels historically seen in the industry.

According to the National Marine Manufacturers Association ("NMMA"), per its 2021 U.S. Recreational Boating Statistical Abstract (the "Abstract"), U.S. retail expenditures on boats, engines, accessories, and related costs totaled approximately $56.7 billion in 2021, up approximately 13% from 2020. Based on data from the Abstract, we estimate that the average age of pre-owned powerboats sold during 2021 was approximately 25 years compared to an average useful life of 30 years, while the estimated average age of pre-owned powerboats sold during 2020 was approximately 22 years.

The Company’s sales to the marine industry are primarily focused on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum fishing, pontoon and ski & wake. Based on current available data per SSI through December 2022, within the powerboat sector for 2022, fiberglass units accounted for approximately 38% of retail unit sales, aluminum 24%, pontoon 32% and ski & wake 6%. In addition, per SSI, marine powerboat retail unit shipments decreased approximately 15% in 2022 compared to 2021, while marine wholesale unit shipments, according to Company estimates based on NMMA data, increased approximately 7% in 2022 compared to 2021. Additional information about the Company’s sales to the marine industry is included in the MD&A of this Form 10-K.

Manufactured Housing
The Company’s manufactured housing products are sold primarily to major manufacturers of manufactured homes, other OEMs, and to a lesser extent, manufacturers in adjacent industries. In the aggregate, the top three manufacturers produced approximately 75% of MH market retail unit shipments in 2022 per SSI.

Although wholesale unit shipments have increased in the MH industry from a low of approximately 49,800 units in 2009 to approximately 112,900 units in 2022, they are still trending below historical levels. The Company believes there is growth potential for this market in the long term driven by pent-up demand, multi-family housing capacity, demand for lower-cost rental options, increased affordability and quality, demographic trends such as increased first-time home buyers and urban-to-suburban relocations trends, new home pricing, and investments from developers and real estate investment trusts.

Factors that may favorably impact production levels further in this industry include jobs growth, consumer confidence, favorable changes in financing regulations, a narrowing in the difference between interest rates on MH loans and mortgages on traditional residential "stick-built" housing, and any improvement in conditions in the asset-backed securities markets for manufactured housing loans.

Despite supply chain disruptions, the MH industry expanded capacity during 2022 to meet current and future customer demand. We believe that MH units offer a cost-effective housing solution in a time when high home prices coupled with increased mortgage interest rates have negatively impacted housing affordability.

Additional information about the Company’s sales to the MH industry is included in the MD&A of this Form 10-K.

Industrial Markets
We estimate that approximately 70% to 80% of our industrial net sales in 2022 were associated with the U.S. residential housing market. We believe that there is a direct correlation between the demand for our products and new residential housing construction and existing home remodeling activities. Patrick's sales to the industrial market generally lag new housing starts by four to six months as our industrial products are generally among the last components installed into new unit construction and will vary based on differences in regional economic prospects.

Many of Patrick's core manufacturing products are also utilized in the kitchen cabinet, high-rise, office and household furniture, hospitality, and fixtures and commercial furnishings markets. These markets are generally categorized by a more performance-than-price driven customer base and provide an opportunity for the Company to diversify its customer base. Additionally, we believe that other residential and commercial segments have been less vulnerable to import competition, and therefore, provide opportunities for increased sales penetration and market share gains. Over the past three years, the residential housing market in particular has benefited from a low interest rate environment and limited housing inventory across the country. While the demand for single family homes may be negatively impacted by the interest rate increases throughout 2022 and into 2023, the demand for multi-family units to provide rental options in a limited-inventory environment remains relatively strong, which we believe may provide support for our industrial market.

Additional information about the Company’s sales to the industrial markets is included in the MD&A of this Form 10-K.

Strategic Acquisitions
The Company is focused on driving growth in its primary markets through the acquisition of companies with strong management teams having a strategic fit with Patrick’s core values, business model and customer presence, as well as additional product lines, facilities, or other assets to complement or expand its existing businesses. The Company may explore strategic acquisition opportunities that are not directly tied to the four primary markets it serves in order to further leverage its core competencies in manufacturing and distribution, diversify its end market exposure and presence, and expand its footprint outside of its core Midwest markets.

During 2022, the Company completed acquisitions for approximately $250 million of total consideration and over the last three years has completed acquisitions for approximately $1.09 billion of total consideration. See Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of acquisitions completed by the Company in 2022, 2021 and 2020.

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
Capacity and Plant Expansions
Patrick has the ability to fulfill demand for certain products in excess of capacity at certain facilities by shifting production to other facilities. Capital expenditures for 2022 consisted of $80 million of investments primarily to provide more advanced manufacturing automation, replace and upgrade production equipment, and increase capacity to meet consumer needs and trends. Management regularly monitors capacity at its facilities and reallocates existing resources where needed to maintain production efficiencies throughout all of its operations and capitalize on commercial and industrial synergies in key regions to support profitable growth, grow its customer base, and expand its geographical product reach outside its core Midwest market.

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

Marine Studio
The Company's Marine Studio, located in Sarasota, Florida, is a comprehensive marine studio showroom, design and engineering center, which provides engineering and integrated design solutions for our marine customers. The 14,000 square foot facility includes a showroom that displays the Company's marine products as well as the marine design and engineering capabilities and services offered by our marine businesses.

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
Marketing and Distribution
As of December 31, 2022, the Company had approximately 4,500 active customers. Its revenues from the RV market include sales to two major manufacturers of RVs that each account for over 10% of the Company's net sales, Forest River and Thor. Both Forest River and Thor have multiple businesses and brands that operate independently under the parent company and these multiple businesses and brands generally purchase our products independently from one another. The Company’s sales to the various businesses of Forest River and Thor, on a combined basis, accounted for 38%, 42% and 39% of our consolidated net sales, for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company generally maintains supplies of various commodity products in its warehouses to ensure that it has product on hand at all times for its distribution customers. The Company purchases a majority of its distribution segment products in railcar, container, or truckload quantities, which are warehoused prior to their sale to customers. Approximately 9%, 8%, and 12% of the Company's distribution segment’s sales were from products shipped directly from the suppliers to Patrick customers in 2022, 2021, and 2020, respectively. Typically, there is a two to four-week period between Patrick receiving a purchase order and the delivery of products to its warehouses or customers and, as a result, the Company has no material backlog of orders. However, this can fluctuate depending on overall market factors and each specific end market we serve. In periods of declining market conditions, customer order rates can decline, resulting in less efficient logistics planning and fulfillment and thus increasing delivery costs due to increased numbers of shipments with fewer products in each shipment.

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

As a result of COVID-19 and other macroeconomic factors, the supply chain was previously impacted by increased commodity prices, decreased product availability, longer lead times and higher transportation costs, which resulted in increased raw material pricing from several of our suppliers. Patrick took steps to mitigate these supply chain constraints by carrying increased levels of inventory and partnering with suppliers to help secure adequate supplies of materials. In the second half of 2022, the Company began to reduce its inventory in alignment with lower production levels. We believe the Company's inventory levels remained elevated as of December 31, 2022 compared to historical norms, and we intend to continue to manage inventory based on anticipated customer needs. Additionally, the Company continually explores alternative sources of raw materials and components, both domestically and from outside the U.S. Alternate sources of supply are available for all of its material purchases.

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

Select raw materials are subject to tariffs and other import duties. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the U.S. Generalized System of Preferences ("GSP") program. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection ("CBP") withhold release orders.

The Company also produces and provides products for manufactured homes that must comply with performance and construction regulations promulgated by the U.S. Department of Housing and Urban Development.

For additional information on the Company's efforts for sustainability and environmental quality, please see our 2022 Responsibility & Sustainability Report under "ESG" on the "For Investors" section of our website. Information on our website is not incorporated in this Annual Report on Form 10-K.
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

Human Capital Management
Our people are the heart of our business, and we allocate substantial resources to foster the well-being, success and growth of our team members in an inclusive and diverse environment which we believe is fundamental to our values and our service to our customers. At December 31, 2022, our team members totaled approximately 11,000, of which 83% are hourly team members who serve our customers by producing and distributing products in our RV, marine, MH and industrial end markets, and 17% who are salaried employees who manage the resources, capital allocations, business decisions, and customer relationships of our end markets.
The majority of our team members work in our facilities to produce or distribute products for our customers. Our investment in human capital resources focuses on this environment to ensure their well-being and success. Our primary commitment to our team members in the production environment is to their safety, well-being and progress, and in this regard our human capital management programs focus on the following, in addition to our health care insurance and other employment benefits:
•Free assistance programs available to all team members and their families to address mental health and other matters which arise, which we believe are essential during the unique pressures and uncertainties during the COVID-19 pandemic;
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
For additional information on the Company's human capital management, please see our 2022 Responsibility & Sustainability Report under "ESG" on the "For Investors" section of our website. Information on our website is not incorporated in this Annual Report on Form 10-K.
Executive Officers of the Company
The following table sets forth our executive officers as of January 1, 2023:

Officer	Position	Age
Andy L. Nemeth	Chief Executive Officer	53
Jeffrey M. Rodino	President	52
Kip B. Ellis	Executive Vice President-Operations and Chief Operating Officer	48
Jacob R. Petkovich	Executive Vice President-Finance, Chief Financial Officer, and Treasurer	49
Joel D. Duthie	Executive Vice President-Chief Legal Officer and Secretary	48
Stacey Amundson	Executive Vice President-Human Resources and Chief Human Resources Officer	56
Andy L. Nemeth was appointed Chief Executive Officer of the Company in January 2020. Mr. Nemeth previously served as President of the Company from January 2016 to July 2021, Executive Vice President of Finance and Chief Financial Officer from May 2004 to December 2015, and Secretary-Treasurer from 2002 to 2015. Mr. Nemeth has over 31 years of manufactured housing, recreational vehicle, marine and industrial experience in various financial and managerial capacities.
Jeffrey M. Rodino was appointed President of the Company in July 2021 and was Chief Sales Officer of the Company from September 2016 to July 2021. Mr. Rodino served as the Executive Vice President of Sales from December 2011 to July 2021. Prior to that, he was the Chief Operating Officer of the Company from March 2013 to September 2016, and Vice President of Sales for the Midwest from August 2009 to December 2011. Mr. Rodino has over 29 years of experience in serving the recreational vehicle, manufactured housing, marine and industrial markets.
Kip B. Ellis was appointed Executive Vice President of Operations and Chief Operating Officer of the Company in September 2016.  He was elected an officer in September 2016. Mr. Ellis joined the Company as Vice President of Market Development in April 2016.  Prior to his role at Patrick, Mr. Ellis served as Vice President of Aftermarket Sales for the Dometic Group from 2015 to 2016.  Prior to his tenure at Dometic, Mr. Ellis served as Vice President of Global Sales and Marketing from 2007 to 2015 at Atwood Mobile Products.  Mr. Ellis has over 26 years of experience serving the recreational vehicle, marine, manufactured housing, industrial and automotive markets.
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
Stacey Amundson was appointed Executive Vice President, Human Resources and Chief Human Resources Officer in May 2022. Prior to joining Patrick in February 2022, Ms. Amundson served in a temporary capacity with Kerry Foods with a focus on providing HR leadership in the transformation of its North America operations model. Prior to this role, Ms. Amundson was with Spectrum Brands, Inc. from 2005 to 2018, holding a series of key human resources leadership roles, including Senior Vice President, Human Resources and Chief Human Resources Officer from 2010 to 2018. With over 25 years of experience in multiple industries, Ms. Amundson has led the human resource function with specialties in talent management, executive compensation, mergers and acquisitions, integrations, shared services, and large-scale organizational transformations.

Website Access to Company Reports
We make available free of charge through our website, www.patrickind.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The charters of our Audit, Compensation, and Corporate Governance and Nominations Committees, our Corporate Governance Guidelines and our Code of Ethics and Business Conduct are also available on the “Governance” portion of our website. Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.
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

The RV, marine, MH and industrial markets in which we operate are subject to cycles of growth and contraction in consumer demand, and volatility in production levels, shipments, sales and operating results, due to external factors such as general economic conditions, consumer confidence, employment rates, financing availability, interest rates, inflation, fuel prices, and other economic conditions affecting consumer demand and discretionary spending. Periods of economic recession and downturns have adversely affected our business and operating results in the past, and have potential to adversely impact our future results. Consequently, the results for any prior period may not be indicative of results for any future period. In addition, fluctuation in demand could adversely affect our management of inventory, which could lead to an inability to meet customer needs or a charge for obsolete inventory.
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
Two customers in the RV market accounted for a combined 38% of our consolidated net sales in 2022. The loss of either of these customers could have a material adverse impact on our operating results and financial condition. We do not have long-

term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.
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
In 2022 and 2021, the Company's net sales to the RV industry were approximately 53% and 59%, respectively, of consolidated net sales. While the Company measures its RV market sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions and consumer confidence. Declines in RV unit shipment levels or reductions in industry growth could materially reduce the Company’s revenue from the RV industry and have a material adverse impact on its operating results in 2023 and other future periods.
The manufactured housing industry has experienced a material long-term decline in shipments, which has led to reduced demand for our products.
The MH industry, which accounted for 15% and 14% of the Company's consolidated net sales for 2022 and 2021, respectively, has experienced a material decline in production of new homes compared to the last peak production level in 1998. The downturn was caused, in part, by limited availability and high cost of financing for manufactured homes and was exacerbated by economic and political conditions during the 2008 financial crisis. Although industry-wide wholesale production of manufactured homes has improved somewhat in recent years, annual production remains well below historical averages and a worsening of conditions in the MH market could have a material adverse impact on our operating results.
Conditions in the credit market could limit the ability of consumers, dealers and wholesale customers to obtain retail, floor plan and wholesale financing for RVs, marine products, and manufactured homes, resulting in reduced demand for our products.
Restrictions on the availability of consumer and wholesale financing for RVs, marine products, and manufactured homes and increases in the costs of such financing have in the past limited, and could again limit, the ability of consumers and wholesale customers to purchase such products, which would result in reduced production by our customers, and therefore reduce demand for our products.
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

The RV, marine, MH and industrial industries are highly competitive and some of our competitors may have greater resources than we do.
We operate in a highly competitive business environment and our sales could be negatively impacted by our inability to maintain or increase prices, changes in regional demand or product mix, or the decision of our customers to purchase our competitors’ products or to produce in-house products that we currently produce. We compete not only with other suppliers to the RV, marine, MH and industrial producers, but also with suppliers to traditional site-built homebuilders and suppliers of cabinetry and countertops. Sales could also be affected by pricing, purchasing, financing, advertising, operational, promotional, or other decisions made by purchasers of our products. Additionally, we cannot control the decisions made by suppliers of our distributed and manufactured products and therefore, our ability to maintain our distribution arrangements may be adversely impacted.
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
In addition, prices of certain raw materials have historically been volatile and continued to fluctuate in 2022. During periods of volatile raw materials, energy and transportation costs, we have generally been able to pass both cost increases and decreases to our customers in the form of price adjustments, however, there can be no assurance future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw materials, energy and transportation costs increases or decreases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases. As a result, fluctuations in raw materials, energy and transportation costs could have a material adverse effect on the Company’s business, results of operations and financial condition.
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
We purchase a material portion of our raw materials and other supplies from suppliers located in Indonesia, China, Malaysia and Canada. As a result, our ability to obtain raw materials and supplies on favorable terms and in a timely fashion are subject to a variety of risks, including fluctuations in foreign currencies, changes in the economic strength of the foreign countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, compliance burdens associated with a wide variety of international and U.S. import laws, and social, political, and economic instability. Our business with our international suppliers could be adversely affected by restrictions on travel to and from any of the countries in which we do business due to a health epidemic or outbreak, such as the COVID-19 pandemic, or other event. Additional risks associated with our foreign business include restrictive trade policies, imposition of duties, taxes, or government royalties by foreign governments, and compliance with the Foreign Corrupt Practices Act and local anti-bribery laws. Any measures, or proposals to implement such measures, could negatively impact our relations with our international suppliers and the volume of shipments to the U.S. from these countries, which could have a materially adverse effect on our business and operating results. We maintain limited operations in Mexico, China and Canada but are nevertheless exposed to risks of operating in those countries associated with: (i) the difficulties and costs of complying with a wide variety of complex laws, treaties and regulations; (ii) unexpected changes in political or regulatory environments; (iii) earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls, or other restrictions; (iv) political, economic, and social instability; (v) import and export restrictions and other trade barriers; (vi) responding to disruptions in existing trade agreements or increased trade tensions between countries or political or economic unions; (vii) maintaining overseas subsidiaries and managing international operations; and (viii) fluctuations in foreign currency exchange rates.
Our business is subject to risks associated with importing products, and the imposition of additional duties, tariffs or trade restrictions could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

There are risks inherent to importing our products. Virtually all of our imported products are subject to duties which may impact the cost of such products. In addition, countries to which we ship our products may impose safeguard quotas to limit the quantity of products that may be imported. We rely on free trade agreements and other supply chain initiatives in order to maximize efficiencies relating to product importation. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the GSP program. The GSP program expired on December 31, 2020. If the GSP program is not renewed or otherwise made retroactive, we could experience significant additional duties and profitability could be negatively impacted. The United States has imposed tariffs and export controls on certain goods and products imported from China and certain other countries, such as plywood, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that we may not be able to offset or that otherwise adversely impact our results of operations. Additionally, we are subject to government regulations relating to importation activities, including related to CBP withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the U.S. or other countries, the cost of our products could increase which could adversely affect our business.
If we are unable to manage our inventory, our operating results could be materially and adversely affected.
We generally do not have long-term supply contracts with our customers and, therefore, we must bear the risk of certain inventory commitments, based on our projections of future customer orders. We maintain an inventory to support these customers’ needs. Some of our customers have adjusted the amount of inventory that they carry during the COVID-19 pandemic and it is uncertain whether these levels of inventory will continue in the future. As a result of COVID-19 and other macroeconomic factors, in 2020 and 2021, Patrick took steps to mitigate supply chain constraints by carrying increased levels of inventory and partnering with suppliers to help secure adequate supplies of materials and as a result, the Company currently has elevated inventory levels compared to historical norms. If we are unable to adjust to our customers’ changing inventory positions, our business could be adversely affected. Changes in demand, market conditions and/or product specifications could result in material obsolescence and a lack of alternative markets for certain of our customer specific products and could negatively impact operating results.
Increases in demand for our products could make it more difficult for us to obtain additional skilled labor, which may adversely impact our operating efficiencies.
In certain geographic regions in which we have operating facilities, we have experienced shortages of qualified employees, which has negatively impacted our costs in the past. While we are taking certain steps to automate aspects of our production and distribution, labor shortages and continued competition for qualified employees may increase the cost of our labor and create employee retention and recruitment challenges, especially during improving economic times, as employees with knowledge and experience have the ability to change employers more easily.
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
Interruptions or disruptions in production at one of our key facilities could have a material adverse impact on our operations.
We operate manufacturing and distribution facilities across the continental United States. A significant interruption or disruption in operations at our locations resulting from severe weather conditions or natural disasters, including but not limited to hurricanes, tornadoes, blizzards, earthquakes or otherwise, could result in the disruption of the sourcing of materials, manufacturing of our products, or order fulfillment and, as a result, could have a material adverse impact on our business, results of operations and financial condition. If in the event of a natural disaster or other similar event, we may incur damages and incur losses as a result and be required to deploy additional unexpected capital expenditures in order to ensure facilities are functioning properly. These unplanned capital expenditures may interrupt other initiatives in the short term relating to our capital allocation strategy.
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
Approximately 67% of our total assets as of December 31, 2022 were comprised of goodwill, intangible assets, operating lease right-of-use assets and property, plant and equipment. Under generally accepted accounting principles, each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable. The events or changes that could require us to test these assets for impairment include changes in our estimated future cash flows, changes in rates of growth in our industry or in any of our businesses, and decreases in our stock price and market capitalization.
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
We could be impacted by potential effects of union organizing activities.
A small number of our North American employees are currently represented by a labor union. Any disruption in our relationship with such third-party associations could adversely affect our ability to attract and retain qualified employees to meet current or future manufacturing demands at reasonable costs, if at all. Further unionization of any of our North American facilities could result in higher costs and increased risk of work stoppages. We are also, directly or indirectly, dependent upon business relationships with third parties having unionized work forces, including suppliers, customers and logistics companies, and strikes or work stoppages organized by such unions could have a material adverse impact on our business, financial conditions and operating results. Should a work stoppage occur, it could delay the manufacture, sale and distribution of our products and have a material adverse effect on our business, prospects, operating results and financial condition.
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
We could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, services, perceived environmental impacts, or otherwise.
We spend substantial resources ensuring that we comply with governmental safety regulations, consumer regulations and other standards, but we cannot ensure that employees or other individuals affiliated with us will not violate such laws or regulations. In addition, regulatory standards and interpretations may change on short notice and impact our compliance status. Moreover, compliance with governmental standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. In certain circumstances, courts may permit civil actions even where our products and services comply with federal and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards, whether related to our products, services, or business commercial relationships, requires significant expenditures of time and other resources. Litigation is also inherently uncertain, and we could experience significant adverse results, which could have an adverse effect on our financial condition and results of operations. In addition, adverse publicity surrounding an allegation may cause significant reputational harm that could have a significant adverse effect on our business, operating results and financial condition.
Public health emergencies, whether domestic or international, such as the COVID-19 pandemic, may have an adverse effect on our business, results of operations, financial position and cash flows.
Pandemics, epidemics or disease outbreaks in the U.S. or globally may have a material adverse effect on our business, employees, suppliers, customers, and the general economy. The full effect of these disruptions could be difficult to predict, and the estimated length of such disruptions may not be readily available to the Company given such an event is affected by a number of factors, many of which are outside of our control. In addition to the effects upon our operations, a health emergency could have, but is not limited to, the following impact:
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

•Material changes in the conditions in markets in which we manufacture, sell or distribute our products, including governmental or regulatory actions in response to such an event, could adversely impact operations necessary for the production, distribution, sale, and support of our products.
•Failure of third parties on which we rely, including our customers, suppliers, distributors, commercial banks, and other external business partners, to meet their obligations to the Company or to timely meet those obligations, or material disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, may adversely impact our operations.
•Certain of our customers may experience financial difficulties, including bankruptcy or insolvency, as a result of such an event. If any of our customers suffer material financial difficulties, they may be unable to pay amounts due to us fully, partially, or timely. Further, we may have to negotiate material discounts and/or extended financing terms with these customers in such a situation. If we are unable to collect our accounts receivable as they come due, our financial condition, results of operations and cash flows may be materially and adversely affected.
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
•Disruptions to our operations related to a health emergency as a result of absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others at our facilities, or due to quarantines.
•A public health emergency could lead to severe disruption and volatility in the U.S. and global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices in the public equity markets, including prices of our common stock, could be highly volatile as a result of such an event.
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
•Increasing raw material and labor costs relating a public health emergency may also affect our profitability.
The ultimate impact of public health emergencies, such as the COVID-19 pandemic, on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of such an event and the length of its impact on the global economy, and the actions taken by governmental bodies to contain it or mitigate its impact.
Risks Related to Indebtedness
Our level and terms of indebtedness could adversely affect our ability to raise additional capital to fund our operations and take advantage of new business opportunities and prevent us from meeting our obligations under our debt instruments.
As of December 31, 2022, we had $1.30 billion of total long-term debt, including current maturities and exclusive of deferred financing costs and debt discount, outstanding under our 2021 Credit Facility, 4.75% Senior Notes, 7.50% Senior Notes, 1.75% Convertible Notes and 1.00% Convertible Notes (all as defined herein).
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
•expose us to the risk of increased interest rates, and corresponding increased interest expense, because borrowings under our 2021 Credit Agreement (as defined herein) are at variable rates of interest;
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
In the event the conditional conversion feature of the 1.00% Convertible Senior Notes due 2023 (the "1.00% Convertible Notes") or 1.75% Convertible Senior Notes due 2028 (the "1.75% Convertible Notes") is triggered, holders of 1.00% Convertible Notes or 1.75% Convertible Notes will be entitled to convert the 1.00% Convertible Notes or 1.75% Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their 1.00% Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. If one or more holders elect to convert their 1.75% Convertible Notes, we would be required to settle our conversion obligation equal to the aggregate principal amount of such converted notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 1.00% Convertible Notes or 1.75% Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 1.00% Convertible Notes or 1.75% Convertible Notes as a current rather than long-term liability. See Notes 8 and 9 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional details. Our 1.00% Convertible Notes were repaid in full on February 1, 2023, thereby eliminating the risks described above as they relate to the 1.00% Convertible Notes.
The convertible note hedge and warrant transactions may affect the value of the 1.00% Convertible Notes or 1.75% Convertible Notes and our common stock.
In connection with the pricing of the 1.00% Convertible Notes and 1.75% Convertible Notes, we entered into convertible note hedge transactions with certain of the initial purchasers and/or their respective affiliates (the “option counterparties”). At the same time, we entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the 1.00% Convertible Notes or 1.75% Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.
In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the 1.00% Convertible Notes or 1.75% Convertible Notes and prior to the maturity of the 1.00% Convertible Notes or 1.75% Convertible Notes (and are likely to do so during any observation period related to a conversion of 1.00% Convertible Notes or 1.75% Convertible Notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock or the 1.00% Convertible Notes or 1.75% Convertible Notes, which could affect a holder's ability to convert the 1.00% Convertible Notes or 1.75% Convertible Notes and, to the extent the activity occurs during any observation period related to a conversion of 1.00% Convertible Notes or 1.75% Convertible Notes, it could affect the number of shares and value of the consideration that a holder will receive upon conversion of the 1.00% Convertible Notes or 1.75% Convertible Notes. The convertible note hedge transactions associated with the 1.00% Convertible Notes expired as of February 1, 2023.
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
Our business, results of operations and financial condition may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from international conflicts, such as the conflict between Ukraine and Russia, or any other geopolitical tensions.
U.S. and global markets may experience volatility and disruptions resulting from geopolitical tensions or military conflict, such as the military conflict between Ukraine and Russia. The length and impact of geopolitical tensions or military conflict are highly unpredictable, and can lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. In addition, geopolitical tensions, military actions and any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional capital. The Company continually monitors ongoing geopolitical tensions and military conflicts to evaluate any potential impacts they may have on our business, operating results, and financial condition.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
In 2022, the Company operated in 23 states in the U.S., Mexico, China and Canada. At December 31, 2022, the Company leased approximately 10.2 million square feet of manufacturing, distribution and corporate facilities and owned approximately 2.9 million square feet, as listed below.

	Leased		Owned
Purpose / Nature	# of Properties	Square Footage	# of Properties	Square Footage
Manufacturing	153	7,962,000	32	2,232,000
Distribution	53	2,002,000	14	493,000
Manufacturing & Distribution (shared space)	1	127,000	1	94,000
Corporate & Other	13	112,000	1	35,000
Total	220	10,203,000	48	2,854,000
Pursuant to the terms of the Company’s 2021 Credit Agreement, most of our owned real property is subject to a security interest.
The Company`s leased properties have lease expiration dates ranging from 2023 to 2032, with the exception of one property with a lease term expiring in 2039. Patrick believes the facilities occupied as of December 31, 2022 are adequate for the purposes for which they are currently being used and are well-maintained. The Company may, as part of its strategic operating plan, further consolidate and/or close certain owned facilities and may not renew leases on property with near-term lease expirations. Use of our manufacturing and distribution facilities may vary with seasonal, economic, and other business conditions.
ITEM 3.    LEGAL PROCEEDINGS
We are subject to claims and lawsuits in the ordinary course of business. In management's opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations, or cash flows.
See Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of legal matters in relation to commitments and contingencies.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock is listed on The NASDAQ Global Stock MarketSM under the symbol PATK.
Holders of Common Stock
As of February 10, 2023, there were 296 shareholders of record. A number of shares are held in broker and nominee names on behalf of beneficial owners.
Dividends
In December 2019, the Company's Board of Directors (the "Board") adopted a dividend policy under which it plans to declare regular quarterly cash dividends. The Company paid cash dividends of $1.44 and $1.17 per share, or $32.9 million and $27.0 million in the aggregate, in 2022 and 2021, respectively. Any future determination to pay cash dividends will be made by the Board in light of the Company’s earnings, financial position, capital requirements, and restrictions under the Company’s 2021 Credit Agreement, and such other factors as the Board deems relevant.
Purchases of Equity Securities by the Issuer
(c)Issuer Purchases of Equity Securities for the three months ended December 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Sep. 26 - Oct. 23, 2022	53,479	$43.01	53,479	$60,550,399
Oct. 24 - Nov. 27, 2022	146,067	53.85	146,067	52,684,914
Nov. 28 - Dec. 31, 2022	320,518	56.97	317,376	96,376,543
Total	520,064		516,922
(1)Amount includes 3,142 shares of common stock purchased by the Company in aggregate in December 2022 for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
(2)See Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional information about the Company's stock repurchase program.

Stock Performance Graph
The following graph compares the cumulative 5-year total return to shareholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of companies, which includes Brunswick Corporation, Cavco Industries, Inc., LCI Industries, Malibu Boats, Inc., Polaris Inc., Thor Industries, Inc., Winnebago Industries, Inc., and Wabash National Corporation. This graph assumes an initial investment of $100 (with reinvestment of all dividends) was made in our common stock, in the index and in the peer group on December 31, 2017 and its relative performance is tracked through December 31, 2022.

Comparison of 5-Year Cumulative Total Return*
$175
$150
$125
$100
$75
$50
$25
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
PATK
Peer Group
Russell 2000

($)	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Patrick Industries, Inc.	100.00	42.63	75.86	100.75	120.61	92.81
Peer Group	100.00	58.97	92.03	105.44	136.56	106.83
Russell 2000	100.00	87.82	108.66	128.61	146.23	114.70
*The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

	As of or for the Year Ended December 31
	2022	2021	2020	2019	2018
(thousands except per share amounts)
Operating Data:
Net sales (1)	$4,881,872	$4,078,092	$2,486,597	$2,337,082	$2,263,061
Gross profit	1,059,938	801,194	459,017	422,871	415,866
Operating income (1)	496,170	351,712	173,373	154,442	178,415
Net income	328,196	224,915	97,061	89,566	119,832
Basic earnings per common share	$14.82	$9.87	$4.27	$3.88	$4.99
Diluted earnings per common share	$13.49	$9.63	$4.20	$3.85	$4.93
Cash dividends paid per common share	$1.44	$1.17	$1.03	$0.25	$—

Financial Data:
Total assets (1) (2)	$2,782,471	$2,650,731	$1,753,435	$1,470,993	$1,231,231
Cash and cash equivalents	22,847	122,849	44,767	139,390	6,895
Total short-term and long-term debt (3)	1,298,414	1,360,625	840,000	705,000	661,082
Shareholders' equity	955,169	767,557	559,441	497,481	408,754
Cash flows from operating activities	411,738	252,130	160,153	192,410	200,013
(1) See Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding revenues, operating income and net assets of businesses acquired in fiscal years 2022, 2021 and 2020.
(2) See Note 14 of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding operating lease right-of-use assets reflected on the Company's balance sheet.
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
The RV industry is our primary market and comprised 53% of the Company’s consolidated net sales in 2022. Net sales to the RV industry increased 8% in 2022 compared to 2021. Following a strong post-COVID increase in retail demand through 2021 and dealer inventory restocking occurring through the first half of 2022, OEMs dramatically reduced production in the second half of 2022 as retail demand decreased and the OEMs focused on maintaining a balanced dealer inventory channel for the long-term health and stability of the industry.
According to the Recreation Vehicle Industry Association (“RVIA”), wholesale industry unit shipments totaled approximately 493,300 units in 2022, a decrease of 18% compared to approximately 600,200 units in 2021. RV industry retail unit sales totaled approximately 446,300 units in 2022, a decrease of 22% compared to 2021 retail unit sales of approximately 568,900 units according to Statistical Surveys, Inc. ("SSI").

Marine Industry
Net sales to the marine industry, which represented approximately 21% of the Company's consolidated net sales in 2022, increased 56% in 2022 compared to 2021. Our marine revenue is generally correlated to marine wholesale powerboat unit shipments, which increased 7% to approximately 196,500 units in 2022 compared to approximately 183,200 units in 2021, according to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"). Approximately 65% of our marine net sales increase was attributable to acquisitions made in 2022 and 2021, with the remaining growth attributable to pricing, industry product mix and market share gains. Estimated marine retail powerboat shipments totaled approximately 188,100 units in 2022, a decrease of 15% compared to 2021 retail powerboat shipments of approximately 220,200 units, according to SSI. Marine wholesale unit shipments were limited in part by supply chain constraints, particularly for engines and related components.
Manufactured Housing ("MH") Industry
Net sales to the MH industry, which represented 15% of the Company’s consolidated net sales in 2022, increased 29% in 2022 compared to 2021. MH sales are generally correlated to MH industry wholesale unit shipments. Based on industry data from the Manufactured Housing Institute, MH wholesale industry unit shipments totaled 112,900 units in 2022, an increase of 7% compared to 2021 MH wholesale industry unit shipments of 105,800 units.
Industrial Market
The industrial market is comprised primarily of the solid surface countertop industry, kitchen cabinet industry, high-rise, hospitality, retail and commercial fixtures market, office and household furniture market and regional distributors. Net sales to this market represented 11% of our consolidated net sales in 2022, increasing 18% in 2022 compared to 2021. Overall, our revenues in these markets are focused on the residential housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that approximately 70% to 80% of our industrial business is directly tied to the residential housing market, with the remaining industrial sales directly tied to the non-residential and commercial markets.
Combined new housing starts decreased 3% in 2022 compared to 2021, with single family housing starts decreasing 11% and multifamily residential starts increasing 15% for the same period. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.

CONSOLIDATED OPERATING RESULTS
The following table sets forth the percentage relationship to net sales of certain items on the Company’s consolidated statements of income for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
(thousands)	2022		2021		2020
Net sales	$4,881,872	100.0%	$4,078,092	100.0%	$2,486,597	100.0%
Cost of goods sold	3,821,934	78.3	3,276,898	80.4	2,027,580	81.5
Gross profit	1,059,938	21.7	801,194	19.6	459,017	18.5
Warehouse and delivery expenses	163,026	3.3	139,606	3.4	98,400	4.0
Selling, general and administrative expenses	327,513	6.7	253,547	6.2	146,376	5.9
Amortization of intangible assets	73,229	1.5	56,329	1.4	40,868	1.6
Operating income	496,170	10.2	351,712	8.6	173,373	7.0
Interest expense, net	60,760	1.2	57,890	1.4	43,001	1.7
Income taxes	107,214	2.3	68,907	1.7	33,311	1.4
Net income	$328,196	6.7	$224,915	5.5	$97,061	3.9

Year Ended December 31, 2022 Compared to 2021
Net Sales. Net sales in 2022 increased approximately $803.8 million, or 20%, to $4.88 billion from $4.08 billion in 2021. The increase was attributable to an 8% increase in net sales to our RV end market, a 56% increase in net sales to our marine end market, a 29% increase in net sales to our MH end market, and a 18% increase in net sales to our industrial end market.
In 2022 and 2021, net sales attributable to acquisitions completed in each of those years was $121.8 million and $259.9 million, respectively.
The Company’s RV content per wholesale unit for 2022 increased 31% to $5,257 from $4,006 in 2021. The Company's marine powerboat content per wholesale unit for 2022 increased 45% to $5,281 from $3,632 in 2021. The Company's MH content per wholesale unit for 2022 increased 21% to $6,243 in 2022 from $5,153 in 2021.

Cost of Goods Sold. Cost of goods sold increased $545.0 million, or 17%, to $3.82 billion in 2022 from $3.28 billion in 2021. As a percentage of net sales, cost of goods sold decreased 210 basis points during 2022 to 78.3% from 80.4% in 2021.
Cost of goods sold as a percentage of net sales decreased for 2022 compared to 2021 primarily as a result of (i) continued cost reduction and automation initiatives we deployed throughout 2021 and 2022 that positively impacted overall costs, (ii) improved labor efficiencies as a result of investment in human capital and improved retention rates, (iii) synergies and different cost profiles from acquisitions completed in 2022 and 2021, and (iv) volume-driven efficiencies as a result of leveraging fixed overhead. For 2022, these four factors contributed to a 210-basis point decrease in labor as a percentage of net sales and a 10-basis point decrease in overhead as a percentage of net sales, partially offset by a 10-basis point increase in material costs as a percentage of net sales in part due to supply chain constraints and elevated raw material costs in the first half of 2022. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in production.
Gross Profit. Gross profit increased $258.7 million or 32%, to $1,059.9 million in 2022 from $801.2 million in 2021. As a percentage of net sales, gross profit increased to 21.7% in 2022 from 19.6% in 2021. The increase in gross profit as a percentage of net sales in 2022 compared to 2021 reflects the impact of the factors discussed above under “Cost of Goods Sold”.
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
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $23.4 million, or 17%, to $163.0 million in 2022 from $139.6 million in 2021. As a percentage of net sales, warehouse and delivery expenses were 3.3% in 2022 and 3.4% in 2021. The increase in warehouse and delivery expenses is attributable to the increase in sales.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $74.0 million, or 29%, to $327.5 million in 2022 from $253.5 million in 2021. As a percentage of net sales, SG&A expenses were 6.7% in 2022 and 6.2% in 2021.
The increase in SG&A expenses in 2022 compared to 2021 is primarily due to (i) higher variable expenses associated with the increase in net sales, and (ii) increases in the breadth and depth of corporate resources, specifically our investments in human capital, technology and other initiatives to support the size and growth of the Company. The increase in SG&A expenses as a percentage of net sales is primarily a result of the aforementioned investment in human capital and incentive compensation.
Amortization of Intangible Assets. Amortization of intangible assets increased $16.9 million, or 30%, in 2022 compared to 2021. The increase in 2022 compared to 2021 reflects the impact of intangible assets of businesses acquired in 2022 and 2021.
Operating Income. Operating income increased $144.5 million, or 41%, to $496.2 million in 2022 from $351.7 million in 2021. Operating income in 2022 and 2021 included $19.4 million and $25.0 million, respectively, from the businesses acquired in each respective year. Operating income as a percentage of net sales increased 160 basis points to 10.2% in 2022 from 8.6% in 2021. The increase in operating income and operating margin is primarily attributable to the items discussed above as well as the operating margin profiles of businesses acquired in 2022 and 2021.
Interest Expense, Net. Interest expense, net, increased $2.9 million, or 5%, to $60.8 million in 2022 from $57.9 million in 2021. The increase in interest expense is primarily attributable to the issuance of our 1.75% Convertible Senior Notes due 2028 (the "1.75% Convertible Notes") issued in December 2021, partially offset by a decrease in total borrowings.
Income Taxes. Income tax expense increased $38.3 million, or 56%, to $107.2 million in 2022 from $68.9 million in 2021 as a result of the increase in pre-tax income and an increase in the effective tax rate. For 2022, the effective tax rate was 24.6% compared to 23.5% in 2021. The increase in the effective tax rate in 2022 was mostly attributable to decreased benefits from stock-based compensation.

See our Form 10-K for the year ended December 31, 2021 for a discussion of our consolidated operating results for the year ended December 31, 2021 compared to 2020.
Use of Financial Metrics
Our MD&A includes financial metrics, such as RV, marine and MH content per unit, which we believe are important measures of the Company's business performance. Content per unit metrics are generally calculated using our market sales divided by Company estimates of industry unit volume, which are derived from third-party industry data. These metrics should not be considered alternatives to U.S. GAAP. Our computations of content per unit may differ from similarly titled measures used by others. These metrics should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP.
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
•Manufacturing – This segment includes the following products: laminated products that are utilized to produce furniture, shelving, walls, countertops and cabinet products; cabinet doors; fiberglass bath fixtures and tile systems; hardwood furniture; vinyl printing; RV and marine furniture; audio systems and accessories, including amplifiers, tower speakers, soundbars, and subwoofers; decorative vinyl and paper laminated panels; solid surface, granite, and quartz countertop fabrication; RV painting; fabricated aluminum products; fiberglass and plastic components; fiberglass bath fixtures and tile systems; softwoods lumber; custom cabinetry; polymer-based and other flooring; electrical systems components including instrument and dash panels; wrapped vinyl, paper and hardwood profile mouldings; interior passage doors; air handling products; slide-out trim and fascia; thermoformed shower surrounds; specialty bath and closet building products; fiberglass and plastic helm systems and components products; treated, untreated and laminated plywood; wiring and wire harnesses; adhesives and sealants; boat towers, tops, trailers and frames; marine hardware and accessories; protective covers for boats, RVs, aircraft, and military and industrial equipment; aluminum and plastic fuel tanks; CNC molds and composite parts; slotwall panels and components; and other products.
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
The table below presents information about the net sales, gross profit, and operating income of the Company’s segments. Reconciliations of the amounts below to consolidated totals are presented in Note 17 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

	Year Ended December 31,
(thousands)	2022	2021	2020
Sales
Manufacturing	$3,681,412	$3,002,107	$1,765,818
Distribution	1,287,597	1,154,654	762,472
Gross Profit
Manufacturing	818,960	598,942	324,938
Distribution	254,886	211,241	133,291
Operating Income
Manufacturing	531,547	379,885	190,518
Distribution	136,889	106,241	54,376
Year Ended December 31, 2022 Compared to 2021
Manufacturing
Net Sales. Sales increased $679.3 million, or 23%, to $3.68 billion in 2022 from $3.00 billion in 2021. This segment accounted for approximately 74% of the Company’s consolidated net sales in 2022 compared to approximately 72% of the Company's consolidated net sales in 2021. The sales increase reflected increased net sales across all of our end markets.
In 2022 and 2021, net sales attributable to acquisitions completed in each of those periods was approximately $121.3 million and $202.2 million, respectively.
Gross Profit. Gross profit increased $220.1 million, or 37%, to $819.0 million in 2022 from $598.9 million in 2021. As a percentage of net sales, gross profit was 22.2% in 2022 compared to 20.0% in 2021.
Gross profit margin increased in 2022 compared to 2021 due to (i) an improvement in direct labor, material costs, and manufacturing overhead expense as a percentage of net sales primarily as a result of automation and efficiency initiatives implemented during 2022 and 2021 and (ii) synergies and different cost profiles from acquisitions completed in 2022 and 2021.
Operating Income. Operating income increased $151.6 million, or 40%, to $531.5 million in 2022 from $379.9 million in 2021. Operating income for the manufacturing segment attributable to acquisitions completed in 2022 and 2021 was approximately $19.4 million and $14.5 million, respectively. The increase in operating income primarily reflects the increase in gross profit mentioned above.
Distribution
Net Sales. Sales increased $132.9 million, or 12%, to $1.29 billion in 2022 from $1.15 billion in 2021. This segment accounted for approximately 26% of the Company’s consolidated net sales for 2022 compared to 28% of the Company's consolidated net sales in 2021. The increase in sales in 2022 is attributed to an increase in net sales in our RV, marine and MH markets, partially offset by a decrease in net sales in our industrial market. In 2022 and 2021, net sales attributable to acquisitions completed in each of those periods was approximately $0.5 million and $57.7 million, respectively.

Gross Profit. Gross profit increased $43.7 million, or 21%, to $254.9 million in 2022 from $211.2 million in 2021. As a percentage of net sales, gross profit was 19.8% in 2022 compared to 18.3% in 2021. The increase in gross profit as a percentage of net sales for 2022 is primarily attributed to the higher margin profiles of certain 2021 acquisitions as well as the benefit of leveraging certain fixed costs on increased net sales.
Operating Income. Operating income in 2022 increased $30.7 million, or 29%, to $136.9 million from $106.2 million in 2021. Operating income for the Distribution segment attributable to acquisitions completed in 2022 was immaterial. Operating income for the Distribution segment in 2021 attributable to acquisitions completed in 2021 was approximately $10.4 million. The overall improvement in operating income in 2022 primarily reflects the items discussed above.
Unallocated Corporate Expenses
As presented in Note 17 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K, unallocated corporate expenses in 2022 increased $20.9 million, or 27%, to $99.0 million from $78.1 million in 2021. The increase in 2022 was mostly attributed to an increase in professional fees, administrative wages, and incentive compensation.
LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of liquidity are cash flows from operations, which includes selling its products and collecting receivables, available cash reserves and borrowing capacity available under the 2021 Credit Facility (as defined below). Principal uses of cash are to support working capital demands, meet debt service requirements and support the Company's capital allocation strategy, which includes acquisitions, capital expenditures, dividends and repurchases of the Company’s common stock, among others.
Cash Flows
Year Ended December 31, 2022 Compared to 2021
Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities increased $159.6 million, or 63%, to $411.7 million in 2022 from $252.1 million in 2021 primarily due to: (i) an increase in net income of $103.3 million; (ii) a decrease in cash used for inventory procurement of $220.6 million; (iii) a source of cash from trade and other receivables of $26.1 million compared to a use of cash of $14.4 million in 2021; and (iv) an increase in depreciation and amortization of $26.0 million. Partially offsetting these sources of cash was a use of cash for accounts payable, accrued liabilities and other of $95.0 million compared to a source of cash of $149.9 million in the prior year period.
Investing Activities
Net cash used in investing activities decreased $253.2 million, or 44%, to $321.5 million in 2022 from $574.7 million in 2021 primarily due to a decrease in cash used in business acquisitions of $259.2 million, partially offset by an increase in cash used for capital expenditures of $15.1 million.
Financing Activities
Net cash flows used in financing activities was $190.3 million in 2022 compared to net cash provided by financing activities of $400.7 million in 2021. The change in cash flows from financing activities was primarily due to: (i) a $34.1 million increase in stock repurchases and cash dividends paid to shareholders in 2022 and (ii) $62.2 million in net revolver and term loan repayments in 2022 compared with $520.6 million of net borrowings in 2021 consisting of $350.0 million of borrowings from the Company's issuance of its 4.75% Senior Notes and $258.8 million of borrowings from the Company's issuance of its 1.75% Convertible Notes, less $88.1 million of net revolver and term loan repayments.
See our Form 10-K for the year ended December 31, 2021 for a discussion of cash flows for the year ended December 31, 2021 compared to 2020.

Summary of Liquidity and Capital Resources
At December 31, 2022, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its 2021 Credit Facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.
On August 11, 2022, the Company entered into the first amendment of its Fourth Amended and Restated Credit Agreement dated April 20, 2021 (as amended, the “2021 Credit Agreement”), under which the senior secured credit facility was increased to $925 million from $700 million and the maturity date was extended to August 11, 2027 from April 20, 2026. The senior credit facility under the 2021 Credit Agreement is comprised of a $775 million revolving credit facility (the "Revolver due 2027") and the remaining balance of the $150 million term loan (the "Term Loan due 2027", and together with the Revolver due 2027, the "2021 Credit Facility"). The quarterly repayment schedule for the Term Loan due 2027 was revised, with quarterly installments in the following amounts: (i) beginning June 30, 2021, through and including June 30, 2025, in the amount of $1,875,000, and (ii) beginning September 30, 2025, and each quarter thereafter, in the amount of $3,750,000, with the remaining balance due at maturity. The Company recorded a $0.3 million write-off of deferred financing costs as a result of the amendment, which is included in "Selling, general and administrative" in the Company's consolidated statements of income for the year ended December 31, 2022. Pursuant to the amendment, interest rates for borrowings under the 2021 Credit Agreement transitioned to a SOFR-based option from a LIBOR-based option. The ability to access unused borrowing capacity under the 2021 Credit Agreement as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the 2021 Credit Agreement. See Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for aggregate maturities of total long-term debt for the next five fiscal years and thereafter.
In February 2023, the Company utilized available borrowing capacity under the Revolver due 2027 and cash on hand to satisfy its repayment obligation at maturity for the 1.00% Convertible Notes due 2023. See Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of the 1.00% Convertible Notes due 2023.
As of and for the reporting period ended December 31, 2022, the Company was in compliance with its financial covenants as required under the terms of its 2021 Credit Agreement. The required maximum consolidated secured net leverage ratio and the required minimum consolidated fixed charge coverage ratio, as such ratios are defined in the 2021 Credit Agreement, compared to the actual amounts as of December 31, 2022 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.29
Consolidated fixed charge coverage ratio (12-month period)	1.50	5.42
In addition, as of December 31, 2022, the Company's consolidated total net leverage ratio (12-month period) was 1.89. While this ratio was a covenant under the Company’s previous credit agreement and is not a covenant under the 2021 Credit Agreement, it is used in the determination of the applicable borrowing margin under the 2021 Credit Agreement.
Working capital requirements vary from period to period depending on manufacturing volumes primarily related to the RV, marine, MH and industrial markets we serve, the timing of deliveries, and the payment cycles of customers. In the event that operating cash flow is inadequate and one or more of the Company's capital resources were to become unavailable, the Company would seek to revise its operating strategies accordingly. The Company will continue to assess its liquidity position and potential sources of supplemental liquidity in view of operating performance, current economic and capital market conditions, and other relevant circumstances.
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

Based on the results of the Company's analyses, the estimated fair value of each of the Company's reporting units and trademarks was determined to exceed the carrying value for each of the years ended December 31, 2022, 2021 and 2020 and so no impairments were recognized. Further, based on the results of the impairment analyses, none of the Company’s reporting units or trademarks were at risk of failing the impairment assessments discussed above that would have a material effect on the Company’s Consolidated Financial Statements for any period presented.

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

The acquisition method of accounting also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. No changes in the year ended December 31, 2022 to provisional fair value estimates of assets acquired and liabilities assumed in acquisitions were material. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop the acquisition date fair value estimates, we could record future impairment charges. In addition, we estimate the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired assets could be impaired.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations
At December 31, 2022, our total debt obligations under our 2021 Credit Agreement were under SOFR-based interest rates. A 100-basis point increase in the underlying SOFR rates would result in additional annual interest cost of approximately $2.2 million, assuming average borrowings, including the Term Loan due 2027, subject to variable rates of $217.2 million, which was the amount of such borrowings outstanding at December 31, 2022, excluding deferred financing costs related to the Term Loan due 2027.
Commodity Volatility
The prices of key raw materials, consisting primarily of lauan, gypsum, fiberglass, particleboard, aluminum, softwoods and hardwoods lumber, resin, and petroleum-based products, are influenced by demand and other factors specific to these commodities as well as general inflationary pressures, including those driven by supply chain and logistical disruptions. Prices of certain commodities have historically been volatile and continued to fluctuate in 2022. During periods of volatile commodity prices, we have generally been able to pass both price increases and decreases to our customers in the form of price adjustments. We are exposed to risks during periods of commodity volatility because there can be no assurance future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw material cost increases or decreases. We do not believe that commodity price volatility had a material effect on results of operations for the periods presented.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included a review of the documentation of controls, an assessment of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. As permitted under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of the operations of businesses acquired in 2022, which are described in Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. Businesses acquired in 2022 represented approximately 2% of consolidated net sales for the year ended December 31, 2022 and approximately 3% of consolidated total assets as of December 31, 2022. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2022.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited our internal control over financial reporting as of December 31, 2022, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm” included elsewhere in this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Company
The information required by this item with respect to directors is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023, under the captions “Election of Directors” and “Delinquent Section 16(a) Reports,” which information is hereby incorporated herein by reference.
Executive Officers of the Registrant
The information required by this item is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.
Audit Committee
Information on our Audit Committee is contained under the caption “Audit Committee” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023 and is incorporated herein by reference.
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
Corporate Governance
Information on our corporate governance practices is contained under the caption “Governance Values” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023 and incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023, under the caption “Executive Compensation," "Compensation Committee Interlocks and Director Participation," and "Compensation Committee Report," and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023, under the captions “Related Party Transactions” and “Governance Values”, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023, under the heading “Independent Public Accountants,” and is incorporated herein by reference.

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

10.2*	Form of Employment Agreement with Executive Officers (filed as Exhibit 10.2 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.3***	Form of Non-Qualified Stock Option Agreement.

10.4***	Form of Officer and Employee Time-Based Restricted Share Award.

10.5***	Form of Officer and Employee Time-Based Restricted Share Award and Performance Contingent Restricted Share Award.

10.6***	Form of Non-Employee Director Restricted Share Award.

10.7***	Form of Stock Appreciation Rights Agreement.

10.8
First amendment to Fourth Amended and Restated Credit Agreement dated August 11, 2022 by and among the Company, the Guarantors, the lenders from time to time a party thereto and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Company's Form 8-K filed on August 15, 2022 and incorporated herein by reference).

10.9
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

10.29*	Employment Agreement with Executive Chairman of the Board of Directors. (filed as Exhibit 10.1 to the Company's Form 8-K filed on January 10, 2022 and incorporated herein by reference)

21**	Subsidiaries of the Registrant.

23.1**	Consent of Deloitte & Touche LLP.

31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32**	Certification pursuant to 18 U.S.C. Section 1350.
XBRL Exhibits.
Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Consolidated Statements of Cash Flows, and the related Notes to these financial statements in detail tagging format.
*Management contract or compensatory plan or arrangement.
**Filed herewith.
***Management contract or compensatory plan or arrangement and filed herewith.
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

PATRICK INDUSTRIES, INC.

Date: February 24, 2023	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Chief Executive Officer
Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andy L. Nemeth	Chief Executive Officer	February 24, 2023
Andy L. Nemeth	(Principal Executive Officer)
Director

/s/ Jacob R. Petkovich	Executive Vice President Finance,	February 24, 2023
Jacob R. Petkovich	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Joseph M. Cerulli	Director	February 24, 2023
Joseph M. Cerulli

/s/ Todd M. Cleveland	Chairman of the Board	February 24, 2023
Todd M. Cleveland

/s/ John A. Forbes	Director	February 24, 2023
John A. Forbes

/s/ Michael A. Kitson	Director	February 24, 2023
Michael A. Kitson

/s/ Pamela R. Klyn	Director	February 24, 2023
Pamela R. Klyn

/s/ Derrick B. Mayes	Director	February 24, 2023
Derrick B. Mayes

/s/ Denis G. Suggs	Director	February 24, 2023
Denis G. Suggs

/s/ M. Scott Welch	Lead Director	February 24, 2023
M. Scott Welch

PATRICK INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Patrick Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Patrick Industries, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the operations of businesses acquired in 2022, which are described in Note 4, whose financial statements constitute less than 2% of consolidated net sales for the year ended December 31, 2022 and approximately 3% of consolidated total assets as of December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at these businesses.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisitions - Refer to Note 4 to the financial statements
The Company completed several acquisitions during the year ended December 31, 2022. One of these acquisitions completed in the current year included total consideration of approximately $133 million. The Company accounted for this acquisition under the acquisition method of accounting for business combinations and allocated the purchase price to the assets acquired and liabilities assumed based on their respective fair values.
The purchase price allocation included a customer relationships intangible asset of $56 million and a trademark intangible asset of $16 million. The Company estimated the value of the customer relationships using the multi-period excess earnings method. The Company estimated the value of the trademark using the relief-from-royalty method. The fair value determination of these intangible assets required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rate, customer attrition rate, and royalty rate.
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
•We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the appropriateness of the valuation methodology, forecast of future cash flows, and selection of the discount rate, customer attrition rate, and royalty rate.
•With the assistance of our internal fair value specialists, we evaluated the reasonableness of the valuation methodology, discount rate, customer attrition rate, and royalty rate by:
◦Testing the mathematical accuracy of the calculations.
◦Testing the source information underlying the determination of the discount rate.
◦Developing ranges of independent estimates and comparing those to the rates selected by management.

•We assessed the reasonableness of management’s forecast of future cash flows by comparing the projections to historical results and certain peer companies. We also evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 24, 2023
We have served as the Company's auditor since 2019.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(thousands except per share data)	Year Ended December 31,
	2022	2021	2020
NET SALES	$4,881,872	$4,078,092	$2,486,597
Cost of goods sold	3,821,934	3,276,898	2,027,580
GROSS PROFIT	1,059,938	801,194	459,017

Operating Expenses:
Warehouse and delivery	163,026	139,606	98,400
Selling, general and administrative	327,513	253,547	146,376
Amortization of intangible assets	73,229	56,329	40,868
Total operating expenses	563,768	449,482	285,644
OPERATING INCOME	496,170	351,712	173,373
Interest expense, net	60,760	57,890	43,001
Income before income taxes	435,410	293,822	130,372
Income taxes	107,214	68,907	33,311
NET INCOME	$328,196	$224,915	$97,061

BASIC EARNINGS PER COMMON SHARE	$14.82	$9.87	$4.27
DILUTED EARNINGS PER COMMON SHARE	$13.49	$9.63	$4.20

Weighted average shares outstanding - Basic	22,140	22,780	22,730
Weighted average shares outstanding - Diluted	24,471	23,355	23,087
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(thousands)	Year Ended December 31,
	2022	2021	2020
NET INCOME	$328,196	$224,915	$97,061
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) of hedge derivatives	757	4,131	(515)
Foreign currency translation gain (loss)	(97)	142	154
Other	873	(449)	7
Total other comprehensive income (loss)	1,533	3,824	(354)
COMPREHENSIVE INCOME	$329,729	$228,739	$96,707
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(thousands except share data)	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$22,847	$122,849
Trade and other receivables, net	172,890	172,392
Inventories	667,841	614,356
Prepaid expenses and other	46,326	64,478
Total current assets	909,904	974,075
Property, plant and equipment, net	350,572	319,493
Operating lease right-of-use-assets	163,674	158,183
Goodwill	629,263	551,377
Intangible assets, net	720,230	640,456
Other non-current assets	8,828	7,147
TOTAL ASSETS	$2,782,471	$2,650,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$7,500	$7,500
Current operating lease liabilities	44,235	40,301
Accounts payable	142,910	203,537
Accrued liabilities	172,595	181,439
Total current liabilities	367,240	432,777
Long-term debt, less current maturities, net	1,276,149	1,278,989
Long-term operating lease liabilities	122,471	120,161
Deferred tax liabilities, net	48,392	36,453
Other long-term liabilities	13,050	14,794
TOTAL LIABILITIES	1,827,302	1,883,174

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding 2022 - 22,212,360 shares; issued and outstanding 2021 - 23,453,639 shares	197,003	196,383
Additional paid-in-capital	—	59,668
Accumulated other comprehensive loss	(695)	(2,228)
Retained earnings	758,861	513,734
TOTAL SHAREHOLDERS’ EQUITY	955,169	767,557
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,782,471	$2,650,731
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands)	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$328,196	$224,915	$97,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,757	104,808	73,270
Amortization of convertible notes debt discount	1,851	7,987	7,187
Stock-based compensation expense	21,751	22,887	15,960
Deferred income taxes	(9,349)	(3,943)	8,091
(Gain) loss on sale of property, plant and equipment	(5,560)	583	91
Other	4,785	4,971	3,900
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	26,056	(14,350)	(29,190)
Inventories	(11,896)	(232,465)	(34,554)
Prepaid expenses and other assets	20,123	(13,114)	(2,414)
Accounts payable, accrued liabilities and other	(94,976)	149,851	20,751
Net cash provided by operating activities	411,738	252,130	160,153
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(79,883)	(64,804)	(32,100)
Proceeds from sale of property, equipment, facility and other	7,620	197	211
Business acquisitions, net of cash acquired	(248,899)	(508,127)	(305,995)
Other investing activities	(305)	(2,000)	—
Net cash used in investing activities	(321,467)	(574,734)	(337,884)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	—	58,750	—
Term debt repayments	(7,500)	(6,875)	(5,000)
Borrowing on revolver	839,436	832,500	239,277
Repayments on revolver	(894,147)	(972,500)	(99,277)
Proceeds from senior notes offering	—	350,000	—
Proceeds from convertible notes offering	—	258,750	—
Purchase of convertible notes hedges	—	(57,443)	—
Proceeds from sale of warrants	—	43,677	—
Cash dividends paid to shareholders	(32,869)	(27,024)	(23,630)
Stock repurchases under buyback program	(77,117)	(48,940)	(23,106)
Taxes paid for share-based payment arrangements	(10,227)	(17,814)	(3,741)
Payment of deferred financing costs	(2,464)	(15,745)	(58)
Payment of contingent consideration from business acquisitions	(5,580)	(1,600)	(2,000)
Proceeds from exercise of common stock options	195	4,950	643
Net cash (used in) provided by financing activities	(190,273)	400,686	83,108
(Decrease) increase in cash and cash equivalents	(100,002)	78,082	(94,623)
Cash and cash equivalents at beginning of year	122,849	44,767	139,390
Cash and cash equivalents at end of year	$22,847	$122,849	$44,767
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(thousands except share data)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance January 1, 2020	$172,662	$25,014	$(5,698)	$—	$305,503	$497,481
Net income	—	—	—	—	97,061	97,061
Dividends declared	—	—	—	—	(24,202)	(24,202)
Other comprehensive loss, net of tax	—	—	(354)	—	—	(354)
Stock repurchases under buyback program	(4,331)	(627)	—	—	(18,148)	(23,106)
Issuance of shares upon exercise of common stock options	643	—	—	—	—	643
Repurchase of shares for tax payments related to the vesting and exercise of share-based grants	(4,042)	—	—	—	—	(4,042)
Stock-based compensation expense	15,960	—	—	—	—	15,960
Balance December 31, 2020	$180,892	$24,387	$(6,052)	$—	$360,214	$559,441
Net income	—	—	—	—	224,915	224,915
Dividends declared	—	—	—	—	(27,836)	(27,836)
Other comprehensive income, net of tax	—	—	3,824	—	—	3,824
Share repurchases under buyback program	(2,729)	(368)	—	(21,550)	(24,293)	(48,940)
Retirement of treasury stock	(2,013)	(271)	—	21,550	(19,266)	—
Issuance of shares upon exercise of common stock options	4,950	—	—	—	—	4,950
Issuance of shares in connection with a business combination	10,211	—	—	—	—	10,211
Repurchase of shares for tax payments related to the vesting and exercise of share-based grants	(17,815)	—	—	—	—	(17,815)
Stock-based compensation expense	22,887	—	—	—	—	22,887
Purchase of convertible notes hedges, net of tax of $14,556	—	(42,887)	—	—	—	(42,887)
Proceeds from sale of warrants	—	43,677	—	—	—	43,677
Equity component of convertible note issuance, net of tax of $11,923	—	35,130	—	—	—	35,130
Balance December 31, 2021	196,383	59,668	(2,228)	—	513,734	767,557
Impact of adoption of ASU 2020-06	—	(59,668)	—	—	15,975	(43,693)
Net income	—	—	—	—	328,196	328,196
Dividends declared	—	—	—	—	(33,160)	(33,160)
Other comprehensive income, net of tax	—	—	1,533	—	—	1,533
Share repurchases under buyback program	(11,099)	—	—	—	(65,884)	(76,983)
Issuance of shares upon exercise of common stock options	195	—	—	—	—	195
Repurchase of shares for tax payments related to the vesting and exercise of share-based grants	(10,227)	—	—	—	—	(10,227)
Stock-based compensation expense	21,751	—	—	—	—	21,751
Balance December 31, 2022	$197,003	$—	$(695)	$—	$758,861	$955,169
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Patrick Industries, Inc. (“Patrick” or the “Company”) operations consist of the manufacture and distribution of component products and materials for use primarily by the recreational vehicle (“RV”), marine, manufactured housing (“MH”) and industrial markets for customers throughout the United States and Canada. At December 31, 2022, the Company maintained 185 manufacturing plants and 67 distribution facilities located in 23 states with a small presence in Mexico, China and Canada. Patrick operates in two business segments: Manufacturing and Distribution.
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
In preparation of Patrick’s consolidated financial statements as of December 31, 2022, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-K to determine those requiring recognition or disclosure in the consolidated financial statements.
Financial Periods
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks, with the first, second and third quarters ending on the Sunday closest to the end of the first, second and third 13-week periods, respectively. The first three quarters of fiscal year 2022 ended on March 27, 2022, June 26, 2022 and September 25, 2022. The first three quarters of fiscal year 2021 ended on March 28, 2021, June 27, 2021 and September 26, 2021. The first three quarters of fiscal year 2020 ended on March 29, 2020, June 28, 2020 and September 27, 2020.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates include the valuation of goodwill and indefinite-lived intangible assets, the valuation of long-lived assets, the allowance for doubtful accounts, excess and obsolete inventories, assets acquired and liabilities assumed in a business combination, the valuation of estimated contingent consideration, deferred tax asset valuation allowances, and certain accrued liabilities. Actual results could differ from the amounts reported.
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
Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available for diluted shares (calculated as net income plus the after-tax effect of interest on potentially dilutive convertible notes, as defined by Accounting Standards Update ("ASU") 2020-06) by the weighted-average number of common shares outstanding, plus the weighted-average impact of potentially dilutive convertible notes as defined by ASU 2020-06, plus the dilutive effect of stock options, SARS, and certain restricted stock awards (collectively, “Common Stock Equivalents”). The dilutive effect of Common Stock Equivalents is calculated under the treasury stock method using the average market price for the period. Common Stock Equivalents are not included in the computation of diluted earnings per common share if their effect would be anti-dilutive. See Note 2 for further discussion on the adoption of ASU 2020-06. See Note 13 for the calculation of both basic and diluted earnings per common share.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.
Trade and Other Receivables
Trade receivables consist primarily of amounts due to the Company from its normal business activities. In assessing the carrying value of its trade receivables, the Company estimates the recoverability by making assumptions based on historical and forward-looking factors, such as historical and anticipated customer performance, current overall and industry-specific economic conditions, historical write-off and collection experience, the level of past-due amounts, and specific risks identified in the trade receivables portfolio. Other receivables consist of employee advances, insurance claims, amounts owed from vendors pertaining to importation costs, and other miscellaneous items.
Trade and other receivables, net consists of the following at December 31, 2022 and 2021:

(thousands)	2022	2021
Trade receivables	$144,301	$157,222
Other receivables	30,787	16,311
Allowance for doubtful accounts	(2,198)	(1,141)
Total	$172,890	$172,392
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

Prepaid Expenses and Other
Prepaid expenses and other consists of the following at December 31, 2022 and 2021:

(thousands)	2022	2021
Vendor rebates receivable	$12,366	$8,702
Prepaid expenses	22,311	20,380
Vendor and other deposits	11,649	35,396
Total	$46,326	$64,478
Property, Plant and Equipment
Property, plant and equipment (“PP&E”) is generally recorded at cost. Depreciation is computed primarily by the straight-line method applied to individual items based on estimated useful lives, which is as follows for 2022:

Asset Class	Useful Life
Buildings and improvements	10-30 years
Leasehold improvements	10 years
Capitalized software	3-5 years
Machinery and equipment and transportation equipment	3-7 years
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
If we determine that the estimated fair value of each reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. Our fourth quarter 2022 goodwill impairment test concluded that the fair values of each of our reporting units exceeded their carrying values. Our 2022 indefinite-lived intangibles test also concluded that the fair values of intangibles exceeded their respective carrying values.
Impairment of Long-Lived Assets
When events or conditions warrant, the Company evaluates the recoverability of long-lived assets other than goodwill and indefinite-lived intangible assets and considers whether these assets are impaired.  The Company assesses the recoverability of these assets based upon several factors, including management's intention with respect to the assets and their projected future undiscounted cash flows. If projected undiscounted cash flows are less than the carrying amount of the assets, the Company adjusts the carrying amounts of such assets to their estimated fair value. A significant adverse change in the Company’s business climate in future periods could result in a significant loss of market share or the inability to achieve previously projected revenue growth and could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge. Finite-lived intangible assets are amortized over their useful lives, as detailed further in Note 7, and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.
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

	2022			2021
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents(1)	$15.2	$—	$—	$118.4	$—	$—
7.50% senior notes due 2027(2)	—	293.9	—	—	319.5	—
4.75% senior notes due 2029(2)	—	293.8	—	—	350.6	—
1.00% convertible notes due 2023(2)	—	172.0	—	—	194.1	—
1.75% convertible notes due 2028(2)	—	219.9	—	—	269.8	—
Term loan due 2027(3)	—	136.9	—	—	144.4	—
Revolver due 2027(3)	—	80.3	—	—	135.0	—
Interest rate swaps(4)	—	—	—	—	1.0	—
Contingent consideration(5)	—	—	9.2	—	—	12.3
(1) The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market with relatively short maturities, are reported on the consolidated balance sheet as of December 31, 2022 as a component of "Cash and cash equivalents".
(2) The amounts of these notes listed above are the fair values for disclosure purposes only, and they are recorded in the Company's consolidated balance sheets as of December 31, 2022 and 2021 using the interest rate method.
(3) The carrying amounts of our term loan and revolver approximate fair value as of December 31, 2022 and 2021 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
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

Reclassified Amounts
Certain immaterial reclassifications have been made to the prior period presentation to conform to the current period presentation of "(Gain) loss on sale of property, plant and equipment" and "Other" non-cash items in the consolidated statements of cash flows.
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848)", a new standard providing final guidance to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London InterBank Offer Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. In the third quarter ended September 25, 2022, the Company entered into an amendment of its credit agreement, which included a transition from a LIBOR-based rate to a SOFR-based rate. See Note 8 for further discussion of this amendment. The transition from LIBOR to SOFR in accordance with the amended credit agreement did not have a material impact on the Company's consolidated financial statements.

Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", a new standard that simplifies certain accounting treatments for convertible debt instruments. The guidance eliminates certain requirements that require separate accounting for embedded conversion features and simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. In addition, the new guidance requires entities use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares, with certain exceptions. Furthermore, the guidance requires new disclosures about events that occur during the reporting period that cause conversion contingencies to be met and about the fair value of convertible debt at the instrument level, among other things. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. We adopted ASU 2020-06 on January 1, 2022 using a modified retrospective transition approach. The primary impact on our consolidated financial statements as a result of the adoption of ASU 2020-06 was a reduction in non-cash interest expense for our 1.00% Convertible Notes due 2023, an increase in diluted shares outstanding used to calculate diluted earnings per share and a resulting reduction in diluted earnings per share for 2022 attributable to the application of the if-converted method for such convertible notes. In addition, the adoption resulted in the recognition of a $56.0 million increase to the carrying value of convertible notes payable through a decrease in the convertible notes debt discount, a $12.4 million decrease in "Deferred tax liabilities, net", and a $59.7 million decrease in "Additional paid-in-capital", resulting in a cumulative adjustment to the opening balance of retained earnings as an increase of $16.0 million as of January 1, 2022. In line with the adoption, our diluted share count increased by approximately 2.1 million shares for the year ended December 31, 2022, a 9% increase. Net income used in the calculation of diluted earnings per share increased $1.9 million for the year ended December 31, 2022 in relation to the effect of interest on potentially dilutive convertible notes, net of tax, as shown in Note 13. The adoption resulted in an overall decrease of $1.15 to diluted earnings per share for the year ended December 31, 2022. There was no impact on the Company's consolidated statement of cash flows upon adoption of ASU 2020-06.

3.    REVENUE RECOGNITION
The Company is a major manufacturer and distributor of component products and materials serving original equipment manufacturers and other customers in the RV, marine, MH, and industrial industries. Revenue is recognized when or as control of the promised goods transfers to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The Company’s contracts typically consist of a single performance obligation to manufacture and provide the promised goods. To the extent a contract is deemed to have multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation using the standalone selling price of each distinct good in the contract. The transaction price for contracts may include reductions to the transaction price for estimated volume discounts and rebates and other customer incentives.
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

In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segment, consistent with how the Company believes the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Year Ended December 31, 2022
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$1,777,541	$815,478	$2,593,019
Marine	976,699	60,803	1,037,502
Manufactured Housing	344,983	359,618	704,601
Industrial	504,543	42,207	546,750
Total	$3,603,766	$1,278,106	$4,881,872

	Year Ended December 31, 2021
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$1,617,852	$786,590	$2,404,442
Marine	633,848	31,417	665,265
Manufactured Housing	261,856	283,207	545,063
Industrial	416,910	46,412	463,322
Total	$2,930,466	$1,147,626	$4,078,092

	Year Ended December 31, 2020
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$938,301	$453,907	$1,392,208
Marine	324,250	14,411	338,661
Manufactured Housing	180,136	252,227	432,363
Industrial	286,764	36,601	323,365
Total	$1,729,451	$757,146	$2,486,597
Sales and other taxes collected concurrent with revenue-producing activities are excluded from net sales.
The Company records freight billed to customers in net sales. The corresponding costs incurred for shipping and handling related to these customer-billed freight costs are accounted for as costs to fulfill the contract and are included in warehouse and delivery expenses.
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
4.    ACQUISITIONS
The Company completed the acquisitions discussed below during the years ended December 31, 2022, 2021 and 2020. The acquisitions were funded through cash on hand, issuance of shares, or borrowings under the Company’s credit facility in existence at the time of acquisition. For each of the acquisitions discussed, we either acquired the assets and assumed the liabilities of the business, or acquired 100% of the equity interests. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one-year measurement period. For those acquisitions where the purchase price allocation is provisional, which includes certain acquisitions completed in 2022, the Company is still in the process of finalizing the fair values of acquired intangible assets and fixed assets. In general, the acquisitions described below provided the opportunity for the Company to either establish a new presence in a particular market and/or expand its product offerings in an existing market and increase its market share and per unit content.
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
For the years ended December 31, 2022, 2021 and 2020, revenue of approximately $121.8 million, $259.9 million and $81.9 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such respective year.
For the years ended December 31, 2022, 2021 and 2020, operating income of approximately $19.4 million, $25.0 million and $10.7 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such respective year. Acquisition-related costs associated with the businesses acquired in 2022, 2021 and 2020 were immaterial in each respective year.
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
The following table provides a reconciliation of the beginning and ending aggregate fair values of the contingent consideration as of December 31, 2022 and 2021:

(thousands)	2022	2021
Beginning fair value - contingent consideration	$12,275	$6,885
Additions	1,940	4,540
Fair value adjustments	2,228	3,350
Settlements	(7,230)	(2,500)
Ending fair value - contingent consideration	9,213	12,275

The following table shows the balance sheet location of the fair value of contingent consideration and the maximum amount of contingent consideration payments the Company may be subject to at December 31, 2022 and 2021:

(thousands)	2022	2021
Accrued liabilities	$5,250	$7,040
Other long-term liabilities	3,963	5,235
Total fair value of contingent consideration	9,213	12,275
Maximum amount of contingent consideration	10,747	19,600
2022 Acquisitions
The Company completed five acquisitions in the year ended December 31, 2022, including the following three previously announced acquisitions (collectively, the "2022 Acquisitions"):

Company	Segment	Description
Rockford Corporation	Manufacturing	Designer and manufacturer of audio systems and components through its brand Rockford Fosgate®, primarily serving the powersports and automotive aftermarkets, based in Tempe, Arizona, acquired in March 2022.
Diamondback Towers, LLC	Manufacturing	Manufacturer of wakeboard/ski towers and accessories for marine original equipment manufacturers ("OEMs"), based in Cocoa, Florida, acquired in May 2022.
Transhield	Manufacturing	Designer and manufacturer of customized and proprietary protection solutions for the marine, military and industrial markets, including covers and shrinkable packaging, to protect equipment during transport and storage, based in Elkhart, Indiana, acquired in November 2022.
Inclusive of two acquisitions not discussed above, total cash consideration for the 2022 Acquisitions was approximately $248.5 million, plus contingent consideration over a one to two-year period based on future performance in connection with certain acquisitions. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus certain purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Changes to preliminary purchase accounting estimates recorded in 2022 related to the 2022 Acquisitions were immaterial.

2021 Acquisitions
The Company completed thirteen acquisitions in the year ended December 31, 2021, including the following seven previously announced acquisitions (collectively, the "2021 Acquisitions"):

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
Inclusive of six acquisitions not discussed above, total cash consideration for the 2021 Acquisitions was approximately $509.1 million, plus contingent consideration over a one to three-year period based on future performance in connection with certain acquisitions. Purchase price allocations and all valuation activities in connection with the 2021 Acquisitions have been finalized, and adjustments made during the year related to changes in the preliminary purchase price allocation recorded in 2022 related to the 2021 Acquisitions were immaterial and relate primarily to the valuation of intangible and fixed assets.

2020 Acquisitions
The Company completed eleven acquisitions in the year ended December 31, 2020, including the following seven previously announced acquisitions (collectively, the "2020 Acquisitions"):

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
Inclusive of four acquisitions not discussed above, total cash consideration for the 2020 Acquisitions was approximately $306.5 million, plus contingent consideration over a one to three-year period based on future performance in connection with certain acquisitions. One acquisition in 2020 accounted for $129.7 million in cash consideration, contingent consideration with an initial fair value of $3.4 million (subject to a $10.0 million maximum), $1.6 million in accounts receivable, $2.9 million in inventory, $49.0 million in fixed assets, $49.1 million in intangible assets (composed of $42.6 million in customer relationships, $0.6 million in non-competition agreements, and $5.9 million in trademarks), $2.6 million in accounts payable and accrued liabilities, $4.9 million in operating lease right-of-use assets and liabilities, and $32.9 million in goodwill. Purchase price allocations and all valuation activities in connection with the 2020 Acquisitions have been finalized.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the acquisition for 2022 Acquisitions:

	2022 Acquisitions
(thousands)	Acquisition A	Acquisition B	All Others	Total
Consideration
Cash, net of cash acquired	$132,557	$95,582	$20,355	$248,494
Working capital holdback and other, net(1)	—	(749)	414	(335)
Contingent consideration(2)	—	—	1,750	1,750
Total consideration	132,557	94,833	22,519	249,909

Assets Acquired
Trade receivables	$20,640	$4,882	$904	$26,426
Inventories	32,744	8,732	2,309	43,785
Prepaid expenses & other	2,502	161	93	2,756
Property, plant & equipment	5,270	6,026	1,638	12,934
Operating lease right-of-use assets	2,917	1,435	599	4,951
Identifiable intangible assets:
Customer relationships	56,000	38,630	6,940	101,570
Non-compete agreements	400	230	250	880
Patents	7,500	9,400	—	16,900
Trademarks	16,000	7,910	1,410	25,320
Liabilities Assumed
Current portion of operating lease obligations	(512)	(289)	(273)	(1,074)
Accounts payable & accrued liabilities	(25,681)	(3,238)	(1,253)	(30,172)
Operating lease obligations	(2,405)	(1,146)	(326)	(3,877)
Deferred tax liabilities	(19,540)	(14,076)	—	(33,616)
Total fair value of net assets acquired	95,835	58,657	12,291	166,783
Goodwill(3)	36,722	36,176	10,228	83,126
	$132,557	$94,833	$22,519	$249,909
(1) Certain acquisitions contain working capital holdbacks which are typically settled in a 90-day period following the close of the acquisition. This value represents the remaining amounts due to (from) sellers as of December 31, 2022.
(2) These amounts reflect the acquisition date fair value of contingent consideration based on future results relating to certain acquisitions.
(3) Goodwill is tax-deductible for the 2022 Acquisitions, except Acquisition A and Acquisition B (totaling approximately $72.9 million).

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the acquisition for 2021 and 2020 Acquisitions:

	2021 Acquisitions				2020 Acquisitions
(thousands)	Acquisition A	Acquisition B	All Others	Total
Consideration
Cash, net of cash acquired	$149,304	$165,387	$194,373	$509,064	$306,482
Common stock issuance(1)	10,211	—	—	10,211	—
Contingent consideration(2)	3,500	—	1,230	4,730	4,763
Total consideration	163,015	165,387	195,603	524,005	311,245

Assets Acquired
Trade receivables	$8,370	$4,483	$13,265	$26,118	$15,324
Inventories	25,760	16,647	24,898	67,305	25,583
Prepaid expenses & other	46	12,210	1,491	13,747	733
Property, plant & equipment	27,573	867	26,454	54,894	64,790
Operating lease right-of-use assets	11,507	5,267	8,756	25,530	20,029
Identifiable intangible assets:
Customer relationships	47,700	50,660	65,712	164,072	99,897
Non-compete agreements	1,200	680	1,763	3,643	1,150
Patents	8,600	15,050	5,200	28,850	6,470
Trademarks	27,450	12,360	16,709	56,519	23,464
Liabilities Assumed
Current portion of operating lease obligations	(2,385)	(1,072)	(2,061)	(5,518)	(2,721)
Accounts payable & accrued liabilities	(18,100)	(1,687)	(12,522)	(32,309)	(12,405)
Operating lease obligations	(9,122)	(4,195)	(6,695)	(20,012)	(17,308)
Deferred tax liabilities	—	—	(1,486)	(1,486)	(4,584)
Total fair value of net assets acquired	128,599	111,270	141,484	381,353	220,422
Goodwill(3)	34,416	54,117	54,119	142,652	90,823
	$163,015	$165,387	$195,603	$524,005	$311,245
(1) In connection with Company A, the Company issued 113,961 shares of common stock at a closing price of $89.60 as of the acquisition date.
(2) These amounts reflect the acquisition date fair value of contingent consideration based on future results relating to certain acquisitions. Contingent consideration associated with Company A is valued at $3.5 million, but subject to a $6.0 million maximum.
(3) Goodwill is tax-deductible for the 2021 Acquisitions, except Tumacs Covers (approximately $6.2 million), and for the 2020 Acquisitions, except Front Range Stone (approximately $11.0 million).

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
The estimated useful life for customer relationships is 10 years. The estimated useful life for non-compete agreements is 5 years. The weighted average estimated useful life for patents is 13 years, ranging from 10 to 18 years. Trademarks have an indefinite useful life.
Pro Forma Information (Unaudited)
The following pro forma information assumes the 2022 Acquisitions and 2021 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of each of the 2022 Acquisitions and 2021 Acquisitions, combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.
The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition.
In addition, the pro forma information includes incremental amortization expense related to intangible assets acquired of $4.6 million and $21.8 million for the years ended December 31, 2022 and 2021, respectively, in connection with the acquisitions as if they occurred as of the beginning of the year immediately preceding each such acquisition.

(thousands except per share data)	2022	2021
Net sales	$4,958,134	$4,497,253
Net income	330,206	258,413
Basic earnings per common share	14.91	11.34
Diluted earnings per common share	13.57	11.06
The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.
5.    INVENTORIES
Inventories as of December 31, 2022 and 2021 consist of the following:

(thousands)	2022	2021
Raw materials	$348,670	$315,269
Work in process	22,630	30,801
Finished goods	141,516	101,763
Less: reserve for inventory excess and obsolescence	(14,059)	(9,573)
Total manufactured goods, net	498,757	438,260
Materials purchased for resale (distribution products)	175,061	181,921
Less: reserve for inventory excess and obsolescence	(5,977)	(5,825)
Total materials purchased for resale (distribution products), net	169,084	176,096
Total inventories	$667,841	$614,356

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consists of the following at December 31, 2022 and 2021:

(thousands)	2022	2021
Land and improvements	$19,242	$17,454
Building and improvements	82,280	83,509
Machinery and equipment	442,881	372,086
Transportation equipment	11,866	10,402
Leasehold improvements	29,252	21,593
Property, plant and equipment, at cost	585,521	505,044
Less: accumulated depreciation and amortization	(234,949)	(185,551)
Property, plant and equipment, net	$350,572	$319,493
Total depreciation expense for property, plant and equipment for fiscal 2022, 2021, and 2020 was $57.5 million, $48.5 million and $32.3 million, respectively.
Accrued capital expenditures were approximately $1.7 million, $2.6 million and $3.8 million for the years ended December 31, 2022, 2021, and 2020.
7.    GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - January 1, 2021	$338,045	$57,755	$395,800
Acquisitions	136,195	11,697	147,892
Adjustment to prior year preliminary purchase price allocation	7,666	19	7,685
Balance - December 31, 2021	481,906	69,471	551,377
Acquisitions	82,886	240	83,126
Adjustment to prior year preliminary purchase price allocation	(6,430)	1,190	(5,240)
Balance - December 31, 2022	$558,362	$70,901	$629,263
As of December 31, 2022 and 2021, accumulated impairment of goodwill in the Manufacturing segment was $27.4 million.
Intangible assets, net consist of the following at December 31, 2022 and 2021:

(thousands)	2022	2021
Customer relationships	$722,503	$617,814
Non-compete agreements	20,412	21,284
Patents	69,164	50,038
Trademarks	195,957	165,897
	1,008,036	855,033
Less: accumulated amortization	(287,806)	(214,577)
Intangible assets, net	$720,230	$640,456

Changes in the carrying value of intangible assets for the years ended December 31, 2022 and 2021 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - January 1, 2021	$373,717	$82,559	$456,276
Acquisitions	212,883	32,715	245,598
Amortization	(46,684)	(9,645)	(56,329)
Adjustment to prior year preliminary purchase price allocation	(5,089)	—	(5,089)
Balance - December 31, 2021	534,827	105,629	640,456
Acquisitions	145,204	260	145,464
Amortization	(62,786)	(10,443)	(73,229)
Adjustment to prior year preliminary purchase price allocation	5,402	2,137	7,539
Balance - December 31, 2022	$622,647	$97,583	$720,230
Amortization expense for the next five fiscal years ending December 31 related to finite-lived intangible assets as of December 31, 2022 is estimated to be as follows (in thousands):

2023	$77,584
2024	76,225
2025	72,467
2026	66,774
2027	60,296
8.    DEBT
A summary of total debt outstanding at December 31, 2022 and 2021 is as follows:

(thousands)	2022	2021
Long-term debt:
1.00% convertible notes due 2023	$172,500	$172,500
Term loan due 2027	136,875	144,375
Revolver due 2027	80,289	135,000
7.50% senior notes due 2027	300,000	300,000
1.75% convertible notes due 2028	258,750	258,750
4.75% senior notes due 2029	350,000	350,000
Total long-term debt	1,298,414	1,360,625
Less: convertible notes debt discount, net	(5,989)	(64,245)
Less: term loan deferred financing costs, net	(701)	(624)
Less: senior notes deferred financing costs, net	(8,075)	(9,267)
Less: current maturities of long-term debt	(7,500)	(7,500)
Total long-term debt, less current maturities, net	$1,276,149	$1,278,989
2021 Credit Facility
On August 11, 2022, the Company entered into the first amendment of its Fourth Amended and Restated Credit Agreement dated April 20, 2021 (as amended, the “2021 Credit Agreement”), under which the senior secured credit facility was increased to $925 million from $700 million and the maturity date was extended to August 11, 2027 from April 20, 2026. The senior credit facility under the 2021 Credit Agreement is comprised of a $775 million revolving credit facility (the "Revolver due 2027") and the remaining balance of the $150 million term loan (the "Term Loan due 2027" and together with the Revolver due 2027, the "2021 Credit Facility"). The Company recorded a $0.3 million write-off of deferred financing costs as a result of the amendment, which is included in "Selling, general and administrative" in the Company's consolidated statements of income for the year ended December 31, 2022. Pursuant to the amendment, interest rates for borrowings under the 2021 Credit Agreement transitioned to a SOFR-based option from a LIBOR-based option.

The Company determined that the amended terms of the 2021 Credit Agreement were not substantially different from the terms of the Company’s 2021 Credit Agreement prior to the amendment. Accordingly, debt modification accounting treatment was applied and the related impacts were immaterial.
Borrowings under the 2021 Credit Facility are secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors. Pursuant to the 2021 Credit Agreement:
•The quarterly repayment schedule for the Term Loan due 2027 was revised, with quarterly installments in the following amounts: (i) beginning June 30, 2021, through and including June 30, 2025, in the amount of $1,875,000, and (ii) beginning September 30, 2025, and each quarter thereafter, in the amount of $3,750,000, with the remaining balance due at maturity;
•The interest rates for borrowings under the Revolver due 2027 and the Term Loan due 2027 are the Prime Rate or SOFR plus a margin, which ranges from 0.00% to 0.75% for Prime Rate loans and from 1.00% to 1.75% for SOFR loans depending on the Company's consolidated total leverage ratio, as defined below. The Company is required to pay fees on unused but committed portions of the Revolver due 2027, which range from 0.15% to 0.225%; and
•Covenants include requirements as to a maximum consolidated secured net leverage ratio (2.75:1.00, increasing to 3.25:1.00 in certain circumstances in connection with Company acquisitions) and a minimum consolidated fixed charge coverage ratio (1.50:1.00) that are tested on a quarterly basis, and other customary covenants. In addition, the Company has a minimum liquidity requirement applicable during the six-month period preceding the maturity of the Company's 1.00% Convertible Notes due 2023 of $202.5 million.
The total face value of the Term Loan due 2027 is $150.0 million. Total available borrowing capacity under the Revolver due 2027 is $775.0 million. At December 31, 2022, the Company had $136.9 million outstanding under the Term Loan due 2027 under the SOFR-based option, and borrowings outstanding under the Revolver due 2027 of $80.3 million under the SOFR-based option. The interest rate for incremental borrowings at December 31, 2022 was SOFR plus 1.25% (or 5.55%) for the SOFR-based option. The fee payable on committed but unused portions of the Revolver due 2027 was 0.18% at December 31, 2022.
1.75% Convertible Senior Notes due 2028
In December 2021, the Company issued $258.75 million aggregate principal amount of 1.75% Convertible Senior Notes due 2028 (the “1.75% Convertible Notes”). The total debt discount of $56.1 million at issuance consisted of two components: (i) the conversion option component, recorded to shareholders' equity, in the amount of $48.8 million, representing the difference between the principal amount of the 1.75% Convertible Notes upon issuance less the present value of the future cash flows of the 1.75% Convertible Notes using a borrowing rate for a similar non-convertible debt instrument and (ii) debt issuance costs of $7.3 million. The conversion option component of the 1.75% Convertible Notes was valued using Level 2 inputs under the fair value hierarchy. The unamortized portion of the total debt discount is being amortized to interest expense over the life of the 1.75% Convertible Notes. The effective interest rate on the 1.75% Convertible Notes, which includes the non-cash interest expense of debt discount amortization and debt issuance costs, was 2.14% as of December 31, 2022.
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
The 1.75% Convertible Notes are guaranteed by each of the Company’s subsidiaries that guarantee the obligations of the Company under the 2021 Credit Facility. 1.75% Convertible Notes holders may convert their Convertible Notes on or after June 28, 2028 at any time at their option. Holders may convert 1.75% Convertible Notes prior to June 28, 2028, only under the following circumstances: (i) during any calendar quarter, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day and (iii) upon the occurrence of certain specified distributions or corporate events.
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
1.00% Convertible Senior Notes due 2023
In January 2018, the Company issued $172.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2023 (the “1.00% Convertible Notes”). The total debt discount of $36.2 million at issuance consisted of two components: (i) the conversion option component, recorded to shareholders' equity, in the amount of $31.9 million, representing the difference between the principal amount of the 1.00% Convertible Notes upon issuance less the present value of the future cash flows of the 1.00% Convertible Notes using a borrowing rate for a similar non-convertible instrument and (ii) debt issuance costs of $4.3 million. The unamortized portion of the total debt discount was previously being amortized to interest expense over the life of the 1.00% Convertible Notes. See Note 2 for the impacts of the adoption of ASU 2020-06 on interest expense and the reversal of the conversion option component of the total debt discount. The effective interest rate on the 1.00% Convertible Notes, which includes the non-cash interest expense of debt issuance costs, was 1.50% as of December 31, 2022.
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
The 1.00% Convertible Notes are guaranteed by each of the Company’s subsidiaries that guarantee the obligations of the Company under the 2021 Credit Facility. 1.00% Convertible Notes holders may convert their 1.00% Convertible Notes on or after August 1, 2022 at any time at their option. Holders may convert 1.00% Convertible Notes prior to August 1, 2022, only under the following circumstances: (i) during any calendar quarter, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day and (iii) upon the occurrence of certain specified distributions or corporate events.
In February 2023, the Company utilized available borrowing capacity under the Revolver due 2027 and cash on hand to satisfy its repayment obligation at maturity for the 1.00% Convertible Notes.

Debt Maturities
As of December 31, 2022, the aggregate maturities of total long-term debt for the next five fiscal years and thereafter are as follows (in thousands):

2023(1)	$180,000
2024	7,500
2025	13,125
2026	15,000
2027	474,039
Thereafter	608,750
Total	$1,298,414
(1)In February 2023, the Company utilized available borrowing capacity under the Revolver due 2027 and cash on hand to satisfy its repayment obligation at maturity for the 1.00% Convertible Notes.
Letters of credit totaling $7.1 million were outstanding at December 31, 2022 that exist to meet credit requirements for the Company’s insurance providers.
Cash paid for interest for the years ended December 31, 2022, 2021 and 2020 was $56.9 million, $45.0 million and $36.1 million, respectively.
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
The 1.00% Convertible Note Hedge Transactions expired as of February 1, 2023.
Interest Rate Swaps
The Company's credit facility previously exposed the Company to risks associated with the variability in interest expense associated with fluctuations in LIBOR. To partially mitigate this risk, the Company previously entered into interest rate swaps, which matured in March 2022, and therefore have no further associated liability as of December 31, 2022.
The following table summarizes the fair value of derivative contracts included in the accompanying consolidated balance sheet (in thousands):

	Fair value of derivative liabilities
Derivatives accounted for as cash flow hedges	Balance sheet location	December 31, 2022	December 31, 2021
Interest rate swaps	Other long-term liabilities	$—	$1,017
The interest rate swaps are comprised of over-the-counter derivatives, which are valued using models that primarily rely on observable inputs such as yield curves.
10.    ACCRUED LIABILITIES
Accrued liabilities as of December 31, 2022 and 2021 include the following:

(thousands)	2022	2021
Employee compensation and benefits	$80,725	$82,870
Property taxes	5,777	5,382
Customer incentives	27,719	29,756
Accrued interest	8,807	8,981
Accrued warranty	12,103	13,827
Income tax payable	28,926	28,422
Other	8,538	12,201
Total accrued liabilities	$172,595	$181,439

Changes in our accrued warranty liabilities for the years ended December 31, 2022, 2021, and 2020 are as follows:

(thousands)	2022	2021	2020
Beginning balance	$13,827	$3,872	$2,950
Provision	29,918	24,202	11,227
Settlements made (in cash or in kind)	(32,998)	(17,725)	(10,342)
Acquisitions	1,356	3,478	37
Ending balance	$12,103	$13,827	$3,872
Accrued warranty and provision as of and for the years ended December 31, 2022 and 2021 includes the cost of the recall matter discussed in Note 15.
11.    INCOME TAXES
The provision for income taxes for the years ended December 31, 2022, 2021 and 2020 consists of the following:

(thousands)	2022	2021	2020
Current:
Federal	$92,783	$57,156	$16,627
State	23,724	15,755	8,584
Foreign	56	(61)	9
Total current	116,563	72,850	25,220
Deferred:
Federal	(7,348)	(1,854)	8,344
State	(2,027)	(2,089)	(253)
Foreign	26	—	—
Total deferred	(9,349)	(3,943)	8,091
Income taxes	$107,214	$68,907	$33,311
The Company has accounted for in its 2022, 2021, and 2020 income tax provision the impact of Global Intangible Low-Taxed Income, base-erosion anti-abuse tax, interest expense limitations under Section 163(j), and foreign-derived intangible income deductions, although such provisions were either not applicable or resulted in a zero or immaterial impact to the consolidated financial statements.
A reconciliation of the differences between the actual provision for income taxes and income taxes at the federal statutory income tax rate of 21% for the years ended December 31, 2022, 2021, and 2020 is as follows:

(thousands)	2022		2021		2020
Rate applied to pretax income	$91,436	21.0%	$61,598	21.0%	$27,377	21.0%
State taxes, net of federal tax effect	16,715	3.8%	10,358	3.5%	6,026	4.6%
Research and development tax credits	(4,542)	(1.0)%	(1,990)	(0.7)%	(1,647)	(1.3)%
Section 162(m) permanent addback	7,421	1.7%	5,825	2.0%	1,951	1.5%
Excess tax benefit on stock-based compensation	(3,292)	(0.7)%	(6,035)	(2.1)%	(350)	(0.3)%
Other	(524)	(0.1)%	(849)	(0.3)%	(46)	0.1%
Income taxes	$107,214	24.7%	$68,907	23.4%	$33,311	25.6%

The composition of the deferred tax assets and liabilities as of December 31, 2022 and 2021 is as follows:

(thousands)	2022	2021
Deferred tax assets:
Trade receivables allowance	$1,325	$1,022
Inventory capitalization	4,454	2,393
Inventory reserves	8,318	6,413
Federal NOL carryforwards	736	997
State NOL carryforwards	572	911
Accrued expenses	27,865	19,793
Deferred compensation	625	578
Operating lease liabilities	41,739	40,751
Share-based compensation	7,921	6,753
Capitalized research & experimentation costs	14,037	—
Total deferred tax assets before valuation allowance	107,592	79,611
Less: valuation allowance	(459)	(712)
Total deferred tax assets, net of valuation allowance	$107,133	$78,899
Deferred tax liabilities:
Prepaid expenses	(2,939)	(2,955)
Operating lease right-of-use assets	(40,980)	(40,082)
Depreciation expense	(47,050)	(43,124)
Intangibles	(64,012)	(29,422)
Other	(544)	231
Total deferred tax liabilities	$(155,525)	$(115,352)

Net deferred tax liabilities	$(48,392)	$(36,453)
Cash paid by the Company for income taxes was $117.1 million, $46.2 million and $7.9 million in 2022, 2021 and 2020, respectively.
As of December 31, 2022 and December 31, 2021, the Company had gross federal, state, and foreign net operating losses, of approximately $17.6 million and $25.5 million, respectively. These loss carryforwards generally expire between tax years ending December 31, 2023 and December 31, 2041. The components of the valuation allowance relate to certain acquired federal, state and foreign net operating loss carryforwards that the Company anticipates will not be utilized prior to their expiration, either due to income limitations or limitations under Section 382 of the Internal Revenue Code of 1986. The tax effected values of these net operating losses are $1.3 million and $1.9 million at December 31, 2022 and 2021, respectively, exclusive of valuation allowances of $0.5 million and $0.7 million at December 31, 2022 and 2021, respectively.
The Company is subject to periodic audits by domestic tax authorities. For the majority of tax jurisdictions, the U.S. federal statute of limitations remains open for the years 2020 and later. Uncertain tax benefits were immaterial at December 31, 2022 and 2021 and activity related to uncertain tax benefits was immaterial for all periods presented.
12.    STOCK REPURCHASE PROGRAMS
In December 2022, the Company's Board of Directors ("the Board") authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $100 million, including the $38.2 million remaining under the previous authorization. Approximately $96.4 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program as of December 31, 2022. Under the stock repurchase plans, the Company made repurchases of common stock for 2022, 2021, and 2020 as follows:

	2022	2021	2020
Shares repurchased	1,325,564	612,325	595,805
Average price	$58.08	$79.93	$38.78
Aggregate cost (in millions)	$77.0	$48.9	$23.1
The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital and retained earnings in the Company’s consolidated balance sheet.
13.    EARNINGS PER COMMON SHARE
Income per common share is calculated for the years ended December 31, 2022, 2021 and 2020 as follows:

(thousands except per share data)	2022	2021	2020
Numerator:
Earnings for basic per share calculation	$328,196	$224,915	$97,061
Effect of interest on potentially dilutive convertible notes, net of tax	$1,927	$—	$—
Earnings for dilutive per share calculation	$330,123	$224,915	$97,061

Denominator:
Weighted average common shares outstanding - basic	22,140	22,780	22,730
Weighted average impact of potentially dilutive convertible notes	2,059	—	—
Effect of potentially dilutive securities	272	575	357
Weighted average common shares outstanding - diluted	24,471	23,355	23,087

Earnings per common share:
Basic earnings per common share	$14.82	$9.87	$4.27
Diluted earnings per common share	$13.49	$9.63	$4.20

Cash dividends paid per common share	$1.44	$1.17	$1.03
The impact on diluted earnings per common share from antidilutive securities excluded from the calculation was immaterial for all periods presented.
14.    LEASES
We lease certain facilities, trailers, forklifts and other assets. Leases with an initial term of 12 months or less are not recorded on the balance sheet and expense related to these short-term leases was immaterial for the years ended December 31, 2022, 2021 and 2020. Variable lease expense, principally related to trucks, forklifts, and index-related facility rent escalators, was immaterial for the years ended December 31, 2022, 2021 and 2020. Leases have remaining lease terms of one to seventeen years. Certain leases include options to renew for an additional term. Where there is reasonable certainty to utilize a renewal option, we include the renewal option in the lease term used to calculate operating lease right-of-use assets and lease liabilities.

Lease expense, supplemental cash flow information, and other information related to leases for the years ended December 31, 2022, 2021 and 2020 were as follows:

(thousands)	2022	2021	2020
Operating lease cost	$50,674	$42,081	$34,243

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$49,938	$41,061	$33,599

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$50,719	$78,225	$56,526
Balance sheet information related to leases as of December 31, 2022 and 2021 was as follows:

(thousands, except lease term and discount rate)	2022	2021
Assets
Operating lease right-of-use assets	$163,674	$158,183
Liabilities
Operating lease liabilities, current portion	$44,235	$40,301
Long-term operating lease liabilities	122,471	120,161
Total lease liabilities	$166,706	$160,462

Weighted average remaining lease term, operating leases (in years)	5.1	5.1
Weighted average discount rate, operating leases	4.4%	3.8%
Maturities of operating lease liabilities were as follows at December 31, 2022 (in thousands):

2023	$50,166
2024	42,155
2025	32,913
2026	23,227
2027	12,350
Thereafter	27,457
Total lease payments	188,268
Less imputed interest	(21,562)
Total	$166,706
The Company has additional operating leases that have not yet commenced as of December 31, 2022, and therefore, approximately $11.3 million in operating lease right-of-use assets and corresponding operating lease liabilities were not included in our consolidated balance sheet at December 31, 2022. These leases will commence through the first quarter of fiscal 2023 with lease terms of 5 to 7 years.
15.    COMMITMENTS AND CONTINGENCIES
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
The Company sold certain parcels of real property that the EPA contends are connected to the Superfund Site (the "Divested Properties") in January 2022 for a pretax gain on disposal of $5.5 million that is included in Selling, general and administrative expenses in the Company's consolidated statements of income for year ended December 31, 2022. The purchaser agreed to indemnify, defend and hold the Company harmless for all liability and exposure, both private and to all EPA claims, concerning and relating to the Divested Properties. No further proceedings occurred in the year ended December 31, 2022. As to the real properties that were not among the Divested Properties but remain the subject of the litigation, the Company does not currently believe that the litigation or the Superfund Site matter are likely to have a material adverse impact on its financial condition, results of operations, or cash flows. However, any litigation is inherently uncertain, the EPA has yet to select a final remedy for the Superfund Site, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
Certain of our customers in the RV end market initiated recalls in 2021 involving certain products that were produced by a third party and sold by our Distribution segment. Although we do not believe we are legally responsible for costs related to the product recall, based on discussions with our customers and other developments subsequent to when these recalls were initiated, the Company determined that it was likely that we would agree to bear a portion of the total cost of the recalls, and as a result, in the fourth quarter of 2021, we recorded an estimate of the Company's cost related to this matter. We subsequently reached agreements with certain customers in the second quarter of 2022 on the maximum financial obligation we may face. We recorded additional immaterial estimates of the Company's costs related to these agreements in the second quarter and fourth quarter of 2022. We do not expect this matter to have a material adverse effect on our financial position, results of operations, or cash flows.
16.    COMPENSATION PLANS
Stock-Based Compensation
The Company has various stock option and stock-based incentive plans and various agreements whereby stock options, restricted stock awards, and SARS were made available to certain key employees, directors, and others based upon meeting various individual, divisional or company-wide performance criteria and time-based criteria. All such awards qualify and are accounted for as equity awards. Equity incentive plan awards, which are granted under the Company's 2009 Omnibus Incentive Plan, are intended to retain and reward key employees for outstanding performance and efforts as they relate to the

Company’s short-term and long-term objectives and its strategic plan. At December 31, 2022, approximately 1.3 million common shares remain available for stock-based compensation grants.
Stock-based compensation expense was $21.8 million, $22.9 million and $16.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Income tax benefit for stock-based compensation expense was $5.4 million, $5.8 million and $4.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was approximately $21.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 16.2 months.
Stock Options:
Stock options vest ratably over either three or four years and have nine-year contractual terms.
No stock options were granted in 2022 and 2021. In 2020, we granted 495,000 stock options to certain employees at an average exercise price per share of $42.87. The stock options vest 35%, 35% and 30% over years one, two, and three, respectively, and have nine-year contractual terms.
The following table summarizes the Company’s option activity during the years ended December 31, 2022, 2021 and 2020:

Years ended December 31	2022		2021		2020
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding beginning of year	368	$43.72	1,015	$43.88	536	$45.11
Granted during the year	—	—	—	—	495	42.87
Forfeited during the year	(1)	41.33	(32)	41.33	(4)	53.83
Exercised during the year	(5)	41.33	(615)	44.11	(12)	53.83
Outstanding end of year	362	$43.76	368	$43.72	1,015	$43.88

Vested Options:
Vested during the year	161	$42.98	248	$46.70	115	$50.46
Eligible end of year for exercise	223	$44.25	67	$47.05	439	$43.19

Aggregate intrinsic value ($ in thousands):
Total options outstanding		$6,204		$13,593		$24,838
Options exercisable		$3,716		$2,268		$11,047
Options exercised		$91		$26,348		$97

Weighted average fair value of options granted during the year		N/A		N/A		$15.17
The aggregate intrinsic value (excess of market value over the option exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $60.60, $80.69 and $68.35 per share as of December 31, 2022, 2021 and 2020, respectively, is the price that would have been received by the option holders had those option holders exercised their options as of that date. At December 31, 2022, the weighted average remaining contractual term for options outstanding was 6.1 years and the weighted average remaining contractual term for options exercisable was 5.9 years.
The cash received from the exercise of stock options was $0.2 million, $4.9 million and $0.6 million in 2022, 2021 and 2020, respectively. The income tax benefit related to the stock options exercised was $6.7 million in 2021, and immaterial in 2022 and 2020. The grant date fair value of stock options vested in 2022, 2021 and 2020 was $6.9 million, $11.6 million and $5.8 million, respectively.
The following table presents assumptions used in the Black-Scholes model for the stock options granted in 2020. There were no stock options granted in 2022 and 2021.

2020
Dividend rate	2.37%
Risk-free interest rate	0.65%
Expected option life (years)	5.0
Price volatility	42.42%

As of December 31, 2022, there was approximately $0.9 million of total unrecognized compensation expense related to the stock options, which is expected to be recognized over a weighted-average remaining life of approximately 5 months.

Stock Appreciation Rights (SARS):
No SARS were granted in the years ended December 31, 2022, 2021 and 2020. The following table summarizes the Company’s SARS activity during the years ended December 31, 2022, 2021 and 2020:

Years ended December 31	2022		2021		2020
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total SARS:
Outstanding beginning of year	224	$64.33	485	$56.96	535	$54.53
Forfeited during the year	—	—	—	—	(10)	68.01
Exercised during the year	—	—	(261)	50.63	(40)	22.39
Outstanding end of year	224	$64.33	224	$64.33	485	$56.96

Vested SARS:
Vested during the year	—	$—	85	$63.86	115	$60.71
Eligible end of year for exercise	224	$64.33	224	$64.33	404	$55.58

Aggregate intrinsic value ($ in thousands):
Total SARS outstanding		$383		$3,669		$6,032
SARS exercisable		$383		$3,669		$5,540
SARS exercised		$—		$9,045		$1,918

Weighted average fair value of SARS granted during the year		N/A		N/A		N/A
The aggregate intrinsic value (excess of market value over the SARS exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $60.60, $80.69 and $68.35 per share as of December 31, 2022, 2021 and 2020, respectively, is the price that would have been received by the SARS holder had that SARS holder exercised the SARS as of that date. SARS vest ratably over four years and have nine-year contractual terms. All SARS outstanding as of December 31, 2022 were fully vested.
As of December 31, 2022, there was no unrecognized compensation expense related to the SARS.

Restricted Stock:
The Company’s stock-based awards include restricted stock awards. As of December 31, 2022, there was approximately $20.7 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average remaining life of approximately 17.9 months.
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
The following table summarizes the activity for restricted stock for the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
(shares in thousands)	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price
Unvested beginning of year	929	$55.06	790	$50.39	738	$49.65
Granted during the year	254	64.62	371	67.27	309	55.03
Vested during the year	(408)	43.23	(198)	60.05	(178)	52.80
Forfeited during the year	(17)	66.30	(34)	50.37	(79)	55.87
Unvested end of year	758	$64.38	929	$55.06	790	$50.39
Aggregate fair values of restricted stock vested for the years ended December 31, 2022, 2021 and 2020 were $17.6 million, $11.9 million, and $9.3 million, respectively.
17.    SEGMENT INFORMATION
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

A description of the Company’s reportable segments is as follows:
Manufacturing – This segment includes the following products: laminated products that are utilized to produce furniture, shelving, walls, countertops and cabinet products; cabinet doors; fiberglass bath fixtures and tile systems; hardwood furniture; vinyl printing; RV and marine furniture; audio systems and accessories, including amplifiers, tower speakers, soundbars, and subwoofers; decorative vinyl and paper laminated panels; solid surface, granite, and quartz countertop fabrication; RV painting; fabricated aluminum products; fiberglass and plastic components; fiberglass bath fixtures and tile systems; softwoods lumber; custom cabinetry; polymer-based and other flooring; electrical systems components including instrument and dash panels; wrapped vinyl, paper and hardwood profile mouldings; interior passage doors; air handling products; slide-out trim and fascia; thermoformed shower surrounds; specialty bath and closet building products; fiberglass and plastic helm systems and components products; treated, untreated and laminated plywood; wiring and wire harnesses; adhesives and sealants; boat towers, tops, trailers and frames; marine hardware and accessories; protective covers for boats, RVs, aircraft, and military and industrial equipment; aluminum and plastic fuel tanks; CNC molds and composite parts; slotwall panels and components; and other products.
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
The accounting policies of the segments are the same as those described in Note 1, except that segment data includes intersegment sales. Assets are identified to the segments except for cash, prepaid expenses, land and buildings, and certain deferred assets, which are identified with the corporate division. The corporate division charges rent to the segments for use of the land and buildings based upon estimated market rates. The Company accounts for intersegment sales similar to third party transactions, which reflect current market prices. The Company also records certain income from purchase incentive agreements at the corporate division. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including but not limited to sales and operating income as presented in the tables below.
The tables below present information that is provided to the chief operating decision maker of the Company as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 (in thousands):

2022
	Manufacturing	Distribution	Total
Net outside sales	$3,603,766	$1,278,106	$4,881,872
Intersegment sales	77,646	9,491	87,137
Total sales	3,681,412	1,287,597	4,969,009
Operating income	531,547	136,889	668,436
Total assets	2,302,745	407,861	2,710,606
Capital expenditures	67,635	3,801	71,436
Depreciation and amortization	114,782	11,422	126,204

2021
	Manufacturing	Distribution	Total
Net outside sales	$2,930,466	$1,147,626	$4,078,092
Intersegment sales	71,641	7,028	78,669
Total sales	3,002,107	1,154,654	4,156,761
Operating income	379,885	106,241	486,126
Total assets	2,031,465	464,575	2,496,040
Capital expenditures	58,700	3,873	62,573
Depreciation and amortization	89,899	10,790	100,689

2020
	Manufacturing	Distribution	Total
Net outside sales	$1,729,451	$757,146	$2,486,597
Intersegment sales	36,367	5,326	41,693
Total sales	1,765,818	762,472	2,528,290
Operating income	190,518	54,376	244,894
Capital expenditures	30,588	788	31,376
Depreciation and amortization	61,407	8,527	69,934

A reconciliation of certain line items pertaining to the total reportable segments to the consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	2022	2021	2020
Net sales:
Total sales for reportable segments	$4,969,009	$4,156,761	$2,528,290
Elimination of intersegment sales	(87,137)	(78,669)	(41,693)
Consolidated net sales	$4,881,872	$4,078,092	$2,486,597

Operating income:
Operating income for reportable segments	$668,436	$486,126	$244,894
Unallocated corporate expenses	(99,037)	(78,085)	(30,653)
Amortization	(73,229)	(56,329)	(40,868)
Consolidated operating income	$496,170	$351,712	$173,373

Total assets:
Identifiable assets for reportable segments	$2,710,606	$2,496,040
Corporate assets unallocated to segments	49,018	31,842
Cash and cash equivalents	22,847	122,849
Consolidated total assets	$2,782,471	$2,650,731

Depreciation and amortization:
Depreciation and amortization for reportable segments	$126,204	$100,689	$69,934
Corporate depreciation and amortization	4,553	4,119	3,336
Consolidated depreciation and amortization	$130,757	$104,808	$73,270

Capital expenditures:
Capital expenditures for reportable segments	$71,436	$62,573	$31,376
Corporate capital expenditures	8,447	2,231	724
Consolidated capital expenditures	$79,883	$64,804	$32,100
Amortization expense related to intangible assets in the Manufacturing segment for the years ended December 31, 2022, 2021 and 2020 was $62.8 million, $46.7 million and $33.5 million, respectively. Intangible assets amortization expense in the Distribution segment was $10.4 million, $9.6 million and $7.4 million in 2022, 2021 and 2020, respectively.
Unallocated corporate expenses include corporate general and administrative expenses comprised of wages and other compensation, insurance, taxes, supplies, travel and entertainment, professional fees, amortization of inventory step-up adjustments, and other.

Major Customers
The Company had two major customers that accounted for the following sales in our Manufacturing and Distribution segments for the years ended December 31, 2022, 2021 and 2020 and trade receivables balances at December 31, 2022 and 2021 as shown in the table below:

	2022	2021	2020
Customer 1
Net sales	21%	24%	22%
Trade receivables	4%	14%

Customer 2
Net sales	17%	18%	17%
Trade receivables	6%	12%
18.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data for the years ended December 31, 2022 and 2021 is as follows:

(thousands except per share data)	1Q	2Q	3Q	4Q	2022
Net sales	$1,342,175	$1,475,693	$1,112,089	$951,915	$4,881,872
Gross profit	295,345	327,104	236,451	201,038	1,059,938
Net income	112,673	116,524	58,819	40,180	328,196
Earnings per common share(1)
Basic	$5.00	$5.24	$2.66	$1.85	$14.82
Diluted	4.54	4.79	2.43	1.68	13.49

Cash dividends paid per common share	$0.33	$0.33	$0.33	$0.45	$1.44

(thousands except per share data)	1Q	2Q	3Q	4Q	2021
Net sales	$850,483	$1,019,953	$1,060,177	$1,147,479	$4,078,092
Gross profit	161,532	204,477	208,161	227,024	801,194
Net income	47,513	58,985	57,397	61,020	224,915
Earnings per common share(1)
Basic	$2.09	$2.57	$2.52	$2.69	$9.87
Diluted	2.04	2.52	2.45	2.62	9.63

Cash dividends paid per common share	$0.28	$0.28	$0.28	$0.33	$1.17
(1) Basic and diluted earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per common share information may not equal annual basic and diluted earnings per common share.