Form 10-Q
period 2023-04-02
PATRICK INDUSTRIES INC
filed 2023-05-11
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 2, 2023
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

As of April 28, 2023, there were 22,321,577 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	First Quarter Ended
(thousands except per share data)	April 2, 2023	March 27, 2022
NET SALES	$900,100	$1,342,175
Cost of goods sold	705,856	1,046,830
GROSS PROFIT	194,244	295,345
Operating Expenses:
Warehouse and delivery	35,845	41,169
Selling, general and administrative	82,401	75,560
Amortization of intangible assets	19,764	16,861
Total operating expenses	138,010	133,590
OPERATING INCOME	56,234	161,755
Interest expense, net	18,484	14,886
Income before income taxes	37,750	146,869
Income taxes	7,577	34,196
NET INCOME	$30,173	$112,673

BASIC EARNINGS PER COMMON SHARE	$1.40	$5.00
DILUTED EARNINGS PER COMMON SHARE	$1.35	$4.54

Weighted average shares outstanding – Basic	21,591	22,517
Weighted average shares outstanding – Diluted	22,512	24,882

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	First Quarter Ended
(thousands)	April 2, 2023	March 27, 2022
NET INCOME	$30,173	$112,673
Other comprehensive income, net of tax:
Unrealized gain of hedge derivatives	—	757
Foreign currency translation gain (loss)	(9)	29
Total other comprehensive income (loss)	(9)	786
COMPREHENSIVE INCOME	$30,164	$113,459

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(thousands)	April 2, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$30,783	$22,847
Trade and other receivables, net	256,440	172,890
Inventories	628,383	667,841
Prepaid expenses and other	38,872	46,326
Total current assets	954,478	909,904
Property, plant and equipment, net	353,599	350,572
Operating lease right-of-use assets	166,222	163,674
Goodwill	627,306	629,263
Intangible assets, net	706,706	720,230
Other non-current assets	8,519	8,828
TOTAL ASSETS	$2,816,830	$2,782,471
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$7,500	$7,500
Current operating lease liabilities	44,977	44,235
Accounts payable	149,260	142,910
Accrued liabilities	130,943	172,595
Total current liabilities	332,680	367,240
Long-term debt, less current maturities, net	1,332,158	1,276,149
Long-term operating lease liabilities	124,373	122,471
Deferred tax liabilities, net	48,782	48,392
Other long-term liabilities	9,015	13,050
TOTAL LIABILITIES	1,847,008	1,827,302
SHAREHOLDERS’ EQUITY
Common stock	194,753	197,003
Accumulated other comprehensive loss	(704)	(695)
Retained earnings	775,773	758,861
TOTAL SHAREHOLDERS’ EQUITY	969,822	955,169
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,816,830	$2,782,471

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	First Quarter Ended
(thousands)	April 2, 2023	March 27, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,173	$112,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,510	30,201
Stock-based compensation expense	5,242	5,111
Amortization of convertible notes debt discount	324	449
Gain on sale of property, plant and equipment	(23)	(5,501)
Other non-cash items	1,755	1,697
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(83,354)	(160,883)
Inventories	39,502	(51,769)
Prepaid expenses and other assets	6,314	7,198
Accounts payable, accrued liabilities and other	(36,393)	37,785
Net cash used in operating activities	(950)	(23,039)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(20,266)	(18,668)
Proceeds from sale of property and equipment and other investing activities	92	7,146
Business acquisitions, net of cash acquired	(478)	(131,597)
Purchases of intangible assets and other investing activities	(2,925)	—
Net cash used in investing activities	(23,577)	(143,119)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt repayments	(1,875)	—
Borrowings on revolver	354,324	303,712
Repayments on revolver	(124,613)	(149,712)
Repayments of convertible notes	(172,500)	—
Stock repurchases under buyback program	(3,660)	(24,778)
Cash dividends paid to shareholders	(10,761)	(8,288)
Taxes paid for share-based payment arrangements	(7,499)	(9,999)
Payment of contingent consideration from a business acquisition	(1,370)	(3,780)
Proceeds from exercise of common stock options	492	—
Other financing activities	(75)	—
Net cash provided by financing activities	32,463	107,155
Increase (decrease) in cash and cash equivalents	7,936	(59,003)
Cash and cash equivalents at beginning of year	22,847	122,849
Cash and cash equivalents at end of period	$30,783	$63,846

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

First Quarter Ended April 2, 2023
(thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2022	$197,003	$—	$(695)	$758,861	$955,169
Net income	—	—	—	30,173	30,173
Dividends declared	—	—	—	(10,086)	(10,086)
Other comprehensive loss, net of tax	—	—	(9)	—	(9)
Stock repurchases under buyback program	(485)	—	—	(3,175)	(3,660)
Repurchases of shares for tax payments related to the vesting and exercising of share-based grants	(7,499)	—	—	—	(7,499)
Issuance of shares upon exercise of common stock options	492	—	—	—	492
Stock-based compensation expense	5,242	—	—	—	5,242
Balance April 2, 2023	$194,753	$—	$(704)	$775,773	$969,822

First Quarter Ended March 27, 2022
(thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2021	$196,383	$59,668	$(2,228)	$513,734	$767,557
Impact of adoption of ASU 2020-06	—	(59,668)	—	15,975	(43,693)
Net income	—	—	—	112,673	112,673
Dividends declared	—	—	—	(7,684)	(7,684)
Other comprehensive income, net of tax	—	—	786	—	786
Stock repurchases under buyback program	(3,062)	—	—	(21,717)	(24,779)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(9,999)	—	—	—	(9,999)
Stock-based compensation expense	5,111	—	—	—	5,111
Balance March 27, 2022	188,433	—	(1,442)	612,981	799,972

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of April 2, 2023 and December 31, 2022, its results of operations for the first quarter ended April 2, 2023 and March 27, 2022, and its cash flows for the first quarter ended April 2, 2023 and March 27, 2022.
Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. Intercompany balances and transactions have been eliminated in consolidation. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the first quarter ended April 2, 2023 are not necessarily indicative of the results that we will realize or expect for the full year ending December 31, 2023.
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2023 ended on April 2, 2023 and the first quarter of fiscal year 2022 ended on March 27, 2022.
In preparation of Patrick’s condensed consolidated financial statements as of and for the first quarter ended April 2, 2023, management evaluated all subsequent events and transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements. See Note 15 for further information.

2.	REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segment, consistent with how the Company believes the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	First Quarter Ended April 2, 2023
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$252,444	$114,516	$366,960
Marine	261,020	14,884	275,904
Manufactured Housing	64,189	69,235	133,424
Industrial	114,743	9,069	123,812
Total	$692,396	$207,704	$900,100

	First Quarter Ended March 27, 2022
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$570,022	$250,582	$820,604
Marine	207,501	13,473	220,974
Manufactured Housing	84,986	88,578	173,564
Industrial	117,100	9,933	127,033
Total	$979,609	$362,566	$1,342,175

Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.

3.	INVENTORIES
Inventories consist of the following:

(thousands)	April 2, 2023	December 31, 2022
Raw materials	$315,559	$348,670
Work in process	22,640	22,630
Finished goods	132,348	141,516
Less: reserve for inventory obsolescence	(17,074)	(14,059)
Total manufactured goods, net	453,473	498,757
Materials purchased for resale (distribution products)	182,198	175,061
Less: reserve for inventory obsolescence	(7,288)	(5,977)
Total materials purchased for resale (distribution products), net	174,910	169,084
Total inventories	$628,383	$667,841

4.	GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the first quarter ended April 2, 2023 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2022	$558,362	$70,901	$629,263
Adjustments to preliminary purchase price allocations	(2,132)	175	(1,957)
Balance - April 2, 2023	$556,230	$71,076	$627,306

Intangible assets, net consist of the following as of April 2, 2023 and December 31, 2022:

(thousands)	April 2, 2023	December 31, 2022
Customer relationships	$727,044	$722,503
Non-compete agreements	21,301	20,412
Patents	69,164	69,164
Trademarks	196,767	195,957
	1,014,276	1,008,036
Less: accumulated amortization	(307,570)	(287,806)
Intangible assets, net	$706,706	$720,230

Changes in the carrying value of intangible assets for the first quarter ended April 2, 2023 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2022	$622,647	$97,583	$720,230
Additions	2,925	300	3,225
Amortization	(17,183)	(2,581)	(19,764)
Adjustments to preliminary purchase price allocations	3,100	(85)	3,015
Balance - April 2, 2023	$611,489	$95,217	$706,706

5.	ACQUISITIONS
General
The Company completed no acquisitions in the first quarter of 2023. The Company completed one acquisition in the first quarter of 2022. For the first quarter ended March 27, 2022, net sales included in the Company's condensed consolidated statements of income related to the acquisition completed in the first quarter of 2022 were $8.4 million, and operating income was $1.4 million.

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

Changes in the fair value of contingent consideration for the first quarter ended April 2, 2023 are as follows:

(thousands)	April 2, 2023
Balance - December 31, 2022	$9,213
Additions	90
Fair value adjustments(1)	1,000
Settlements	(5,120)
Balance - April 2, 2023	5,183
(1) The company records non-cash fair value adjustments to contingent consideration based on expected results, which are included in Selling, general and administrative expenses in the Company's condensed consolidated statements of income for the first quarter of 2023.
The following table shows the balance sheet location of the fair value of contingent consideration and the maximum amount of contingent consideration payments the Company may be subject to at April 2, 2023 and December 31, 2022:

(thousands)	April 2, 2023	December 31, 2022
Accrued liabilities	$5,083	$5,250
Other long-term liabilities	100	3,963
Total fair value of contingent consideration	5,183	9,213
Maximum amount of contingent consideration	6,770	10,747
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
Inclusive of two acquisitions not discussed above, total cash consideration for the 2022 Acquisitions was approximately $248.7 million, plus contingent consideration over a one to two-year period based on future performance in connection with certain acquisitions. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus certain purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Purchase price allocations and all valuation activities in connection with the acquisition completed in the first quarter of 2022 have been finalized. Changes to preliminary purchase accounting estimates recorded in the first quarter ended April 2, 2023 related to the 2022 Acquisitions were immaterial.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition for the 2022 Acquisitions:

	2022 Acquisitions
(thousands)	Acquisition A	Acquisition B	All Others	Total
Consideration
Cash, net of cash acquired	$132,557	$95,571	$20,526	$248,655
Working capital holdback and other, net	—	(1,291)	315	(977)
Contingent consideration(1)	—	—	1,840	1,840
Total consideration	$132,557	$94,280	$22,681	$249,518

Assets Acquired
Trade receivables	$20,640	$4,917	$904	$26,461
Inventories	32,744	8,732	2,353	43,829
Prepaid expenses & other	1,325	164	120	1,609
Property, plant & equipment	4,681	6,026	1,638	12,345
Operating lease right-of-use assets	2,917	1,435	599	4,951
Identifiable intangible assets
Customer relationships	58,000	38,630	7,045	103,675
Non-compete agreements	500	230	250	980
Patents	7,500	9,400	—	16,900
Trademarks	17,000	7,910	1,220	26,130
Liabilities Assumed
Current portion of operating lease obligations	(512)	(289)	(273)	(1,074)
Accounts payable & accrued liabilities	(24,521)	(3,408)	(1,255)	(29,184)
Operating lease obligations	(2,405)	(1,146)	(326)	(3,877)
Deferred tax liabilities	(19,930)	(14,466)	—	(34,396)
Total fair value of net assets acquired	97,939	58,135	12,275	168,349
Goodwill(2)	34,618	36,145	10,406	81,169
	$132,557	$94,280	$22,681	$249,518
(1) These amounts reflect the acquisition date fair value of contingent consideration based on expected future results relating to certain acquisitions.
(2) Goodwill is not tax-deductible for Acquisition A and Acquisition B (totaling approximately $70.8 million) but is tax-deductible for the remaining 2022 Acquisitions.

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
Pro Forma Information
The following pro forma information for the first quarter ended April 2, 2023 and March 27, 2022 assumes the 2022 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2022 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $1.7 million for the first quarter ended March 27, 2022.

	First Quarter Ended
(thousands, except per share data)	April 2, 2023	March 27, 2022
Revenue	$900,100	$1,373,573
Net income	30,173	113,769
Basic earnings per common share	1.40	5.05
Diluted earnings per common share	1.35	4.59
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of the periods indicated above.

6.	STOCK-BASED COMPENSATION
The Company recorded expense of approximately $5.2 million and $5.1 million in the first quarter ended April 2, 2023 and March 27, 2022, respectively, for its stock-based compensation plans in the condensed consolidated statements of income.
The Company's Board of Directors (the "Board") approved various stock-based grants under the Company’s 2009 Omnibus Incentive Plan in the first quarter ended April 2, 2023 totaling 313,635 shares in the aggregate at an average fair value of $55.59 at grant date for a total fair value at grant date of $17.4 million.
As of April 2, 2023, there was approximately $33.6 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 19.4 months.

7.	EARNINGS PER COMMON SHARE
Earnings per common share calculated for the first quarter of 2023 and 2022 is as follows:

	First Quarter Ended
(thousands except per share data)	April 2, 2023	March 27, 2022
Numerator:
Earnings for basic earnings per common share calculation	$30,173	$112,673
Effect of interest on potentially dilutive convertible notes, net of tax	162	317
Earnings for diluted earnings per common share calculation	$30,335	$112,990
Denominator:
Weighted average common shares outstanding - basic	21,591	22,517
Weighted average impact of potentially dilutive convertible notes	658	2,046
Weighted average impact of potentially dilutive securities	263	319
Weighted average common shares outstanding - diluted	22,512	24,882
Earnings per common share:
Basic earnings per common share	$1.40	$5.00
Diluted earnings per common share	$1.35	$4.54
An immaterial amount of securities was not included in the computation of diluted earnings per common share as they are considered anti-dilutive under the treasury stock method for all periods presented.

8.	DEBT
A summary of total debt outstanding at April 2, 2023 and December 31, 2022 is as follows:

(thousands)	April 2, 2023	December 31, 2022
Long-term debt:
1.00% convertible notes due 2023	$—	$172,500
Term loan due 2027	135,000	136,875
Revolver due 2027	310,000	80,289
7.50% senior notes due 2027	300,000	300,000
1.75% convertible notes due 2028	258,750	258,750
4.75% senior notes due 2029	350,000	350,000
Total long-term debt	1,353,750	1,298,414
Less: convertible notes debt discount, net	(5,664)	(5,989)
Less: term loan deferred financing costs, net	(663)	(701)
Less: senior notes deferred financing costs, net	(7,765)	(8,075)
Less: current maturities of long-term debt	(7,500)	(7,500)
Total long-term debt, less current maturities, net	$1,332,158	$1,276,149
The Company maintains a senior secured credit facility comprised of a $775 million revolving credit facility (the "Revolver due 2027") and the remaining balance of a $150 million term loan. On February 1, 2023, the Company utilized borrowing capacity under the Revolver due 2027 to satisfy its repayment obligation at maturity of the 1.00% Convertible Senior Notes due 2023 (the "1.00% Convertible Notes"). All noteholders elected to receive cash in repayment of the 1.00% Convertible Notes.

The interest rate for incremental borrowings under the Revolver due 2027 at April 2, 2023 was SOFR plus 1.25% (or 6.20%) for the SOFR-based option. The fee payable on committed but unused portions of the Revolver due 2027 was 0.18% at April 2, 2023.
Total cash interest paid for the first quarter of 2023 and 2022 was $5.8 million and $3.2 million, respectively.

9.	LEASES
Lease expense, supplemental cash flow information, and other information related to leases were as follows:

	First Quarter Ended
(thousands)	April 2, 2023	March 27, 2022
Operating lease cost	$13,464	$12,164

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$13,378	$11,927

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15,034	$23,725

Balance sheet information related to leases was as follows:

(thousands, except lease term and discount rate)	April 2, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	$166,222	$163,674
Liabilities
Operating lease liabilities, current portion	$44,977	$44,235
Long-term operating lease liabilities	124,373	122,471
Total lease liabilities	$169,350	$166,706

Weighted average remaining lease term, operating leases (in years)	5.2	5.1
Weighted average discount rate, operating leases	4.8%	4.4%
Maturities of lease liabilities were as follows at April 2, 2023:

(thousands)
2023 (excluding the three months ended April 2, 2023)	$39,468
2024	46,218
2025	36,333
2026	25,824
2027	14,806
Thereafter	30,476
Total lease payments	193,125
Less imputed interest	(23,775)
Total	$169,350

As of April 2, 2023, outstanding leases have remaining lease terms ranging from 1 year to 16 years. The Company has additional operating leases that have not yet commenced as of April 2, 2023 and, therefore, were not included as operating right-of-use assets and corresponding operating lease liabilities on our condensed consolidated balance sheet at April 2, 2023. These operating leases are anticipated to commence in the second quarter of fiscal 2023 with lease terms of 5 years to 7 years. The estimated fair value of these operating lease right-of-use assets and corresponding operating lease liabilities to be recorded on our balance sheet upon lease commencement is approximately $9.9 million.

10.	FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities at April 2, 2023 and December 31, 2022:

	April 2, 2023			December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents(1)	$21.1	$—	$—	$15.2	$—	$—
7.50% senior notes due 2027(2)	—	294.4	—	—	293.9	—
4.75% senior notes due 2029(2)	—	304.4	—	—	293.8	—
1.00% convertible notes due 2023(2)	—	—	—	—	172.0	—
1.75% convertible notes due 2028(2)	—	233.7	—	—	219.9	—
Term loan due 2027(3)	—	135.0	—	—	136.9	—
Revolver due 2027(3)	—	310.0	—	—	80.3	—
Contingent consideration(4)	—	—	5.2	—	—	9.2
(1) The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market with relatively short maturities, are reported on the condensed consolidated balance sheet as of April 2, 2023 and December 31, 2022 as a component of "Cash and cash equivalents".
(2) The amounts of these notes listed above are the current fair values for disclosure purposes only, and they are recorded in the Company's condensed consolidated balance sheets as of April 2, 2023 and December 31, 2022 using the interest rate method. Repayment of the 1.00% Convertible Notes at maturity is discussed further in Note 8.
(3) The carrying amounts of our Term loan due 2027 and Revolver due 2027 approximate fair value as of April 2, 2023 and December 31, 2022 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
(4) The estimated fair value of the Company's contingent consideration is discussed further in Note 5.

11.	INCOME TAXES
The effective tax rate in the first quarter of 2023 and 2022 was 20.1% and 23.3%, respectively. The first quarter of 2023 and 2022 rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $2.3 million and $4.0 million, respectively.

Cash paid for income taxes, net of refunds, was $17.2 million in the first quarter of 2023 and $18.4 million in the first quarter of 2022.

12.	SEGMENT INFORMATION
The Company has two reportable segments, Manufacturing and Distribution, which are based on its method of internal reporting, which segregates its businesses based on the manner in which its chief operating decision maker allocates resources, evaluates financial results, and determines compensation.
The tables below present information about the sales and operating income of those segments.

First Quarter Ended April 2, 2023
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$692,396	$207,704	$900,100
Intersegment sales	16,419	2,455	18,874
Total sales	708,815	210,159	918,974
Operating income	87,165	18,307	105,472

First Quarter Ended March 27, 2022
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$979,609	$362,566	$1,342,175
Intersegment sales	18,976	3,168	22,144
Total sales	998,585	365,734	1,364,319
Operating income	170,544	45,966	216,510
The following table presents a reconciliation of segment operating income to consolidated operating income:

	First Quarter Ended
(thousands)	April 2, 2023	March 27, 2022
Operating income for reportable segments	$105,472	$216,510
Unallocated corporate expenses	(29,474)	(37,894)
Amortization	(19,764)	(16,861)
Consolidated operating income	$56,234	$161,755
Unallocated corporate expenses include corporate general and administrative expenses comprised of wages and other compensation, insurance, taxes, supplies, travel and entertainment, professional fees, amortization of inventory step-up adjustments, and other.

13.	STOCK REPURCHASE PROGRAMS
In December 2022, the Board authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $100 million, including the $38.2 million remaining under the previous authorization. Approximately $92.7 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program as of April 2, 2023. Under the stock repurchase plan, the Company made repurchases of common stock as follows for the respective periods:

	First Quarter Ended
	April 2, 2023	March 27, 2022
Shares repurchased	54,620	365,627
Average price	$67.01	$67.77
Aggregate cost (in millions)	$3.7	$24.8

14.	COMMITMENTS AND CONTINGENCIES
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
In the Company's Form 10-K for the year ended December 31, 2022, the Company described the current status of litigation concerning the Lusher Site Remediation Group. There has been no change in the status of this litigation since that time. The Company has also been named as a potentially responsible party for the related Lusher Street Groundwater Contamination Superfund Site (the "Superfund Site") by the U.S. Environmental Protection Agency (the "EPA"). The proceedings remain subject to a court-approved stay, granted in September 2021, pending negotiations with the EPA. The Company sold certain parcels of real property that the EPA contends are connected to the Superfund Site (the "Divested Properties") in January 2022 for a pretax gain on disposal of $5.5 million that is included in Selling, general and administrative expenses in the Company's condensed consolidated statements of income for the first quarter of 2022. The purchaser agreed to indemnify, defend and hold the Company harmless for all liability and exposure, both private and to all EPA claims, concerning and relating to the Divested Properties. No further proceedings have occurred in 2022 or the first three months of 2023. As to the real properties that were not among the Divested Properties but remain the subject of the litigation, the Company does not currently believe that the litigation or the Superfund Site matter are likely to have a material adverse impact on its financial condition, results of operations, or cash flows. However, any litigation is inherently uncertain, the EPA has yet to select a final remedy for the Superfund Site, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.

15.	SUBSEQUENT EVENTS
On May 1, 2023 the Company announced the acquisition of the assets of BTI Transport, a provider of transportation and logistics services to marine OEMs and dealers located in Elkhart, Indiana. The purchase price is not material and will be primarily allocated to property, plant & equipment and intangible assets.
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

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE
First Quarter 2023 Financial Overview
Recreational Vehicle ("RV") Industry
The RV industry is our primary market and comprised 41% and 61% of the Company’s consolidated net sales in the first quarter ended April 2, 2023 and March 27, 2022, respectively. Net sales to the RV industry decreased 55% in the first quarter of 2023 compared to the prior year period.
According to the Recreation Vehicle Industry Association ("RVIA"), RV wholesale shipments decreased 54% in the first quarter of 2023 to approximately 78,600 units from approximately 171,900 units in the first quarter of 2022. While we estimate RV industry retail unit sales for the first quarter of 2023 decreased approximately 8% compared to the first quarter of 2022, industry retail sales still exceeded wholesale shipments in the first quarter of 2023 as RV OEMs reduced production to maintain a more balanced inventory channel in alignment with lower retail demand primarily related to macroeconomic conditions.

Marine Industry
Net sales to the marine industry, which represented approximately 31% and 16% of the Company's consolidated net sales in the first quarter ended April 2, 2023 and March 27, 2022, respectively, increased 25% in the first quarter of 2023 compared to the prior year period. The increase in net sales beyond industry volumes is driven primarily by acquisitions completed in 2022, product mix, and market share gains.
Our marine revenue is generally correlated to marine industry wholesale powerboat unit shipments, which, according to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"), increased 14% for the first quarter of 2023 compared to the prior year period. We estimate that marine industry retail powerboat unit sales decreased an estimated 19% in the first quarter of 2023 compared to the prior year period primarily due to the current macroeconomic environment faced by the end consumer. Estimated wholesale shipments were higher than estimated retail unit sales as dealer inventories increased from recent historically low levels.
Manufactured Housing ("MH") Industry
Net sales to the MH industry, which represented 15% and 13% of the Company’s consolidated net sales in the first quarter of 2023 and 2022, respectively, decreased 23% in the first quarter of 2023 compared to the prior year period. Based on industry data from the Manufactured Housing Institute, MH industry wholesale unit shipments decreased 29% in the first quarter of 2023 compared to the prior year period primarily driven by persistent inflation and elevated interest rates that caused OEMs to adjust production based on anticipated lower consumer demand.
Industrial Market
The industrial market is comprised primarily of the kitchen cabinet and countertop industry, hospitality market, retail and commercial fixtures market, office and household furniture market and regional distributors. Net sales to this market represented 13% and 10% of our consolidated net sales in the first quarter of 2023 and 2022, respectively, and decreased 3% in the first quarter of 2023 compared to the prior year period. Overall, our revenues in these markets are focused on residential and multifamily housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that, in general, approximately 70-80% of our industrial business is directly tied to the residential housing market, with the remaining 20-30% directly tied to the non-residential and commercial markets.

According to the U.S. Census Bureau, combined new housing starts decreased 18% in the first quarter of 2023 compared to the prior year quarter, due to industry headwinds from elevated interest rates, persistent inflation and decreased housing affordability, particularly in the single-family market. Single-family housing starts decreased 29% compared to the prior year period, while multifamily housing starts increased 5% for the same period. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.

REVIEW OF CONSOLIDATED OPERATING RESULTS
First Quarter Ended April 2, 2023 Compared to 2022
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	First Quarter Ended
($ in thousands)	April 2, 2023		March 27, 2022		Amount Change	% Change
Net sales	$900,100	100.0%	$1,342,175	100.0%	$(442,075)	(33)%
Cost of goods sold	705,856	78.4%	1,046,830	78.0%	(340,974)	(33)%
Gross profit	194,244	21.6%	295,345	22.0%	(101,101)	(34)%
Warehouse and delivery expenses	35,845	4.0%	41,169	3.1%	(5,324)	(13)%
Selling, general and administrative expenses	82,401	9.2%	75,560	5.6%	6,841	9%
Amortization of intangible assets	19,764	2.2%	16,861	1.3%	2,903	17%
Operating income	56,234	6.2%	161,755	12.1%	(105,521)	(65)%
Interest expense, net	18,484	2.1%	14,886	1.1%	3,598	24%
Income taxes	7,577	0.8%	34,196	2.5%	(26,619)	(78)%
Net income	$30,173	3.4%	$112,673	8.4%	$(82,500)	(73)%
Net Sales. Net sales in the first quarter of 2023 decreased $442.1 million, or 33%, to $900.1 million from $1,342.2 million in the first quarter of 2022. The net sales decrease in the first quarter of 2023 reflects growth in our marine end market, market share gains, and the contribution of acquisitions completed in 2022 that partially offset a $454 million decline in RV revenues in the quarter resulting from the continued reduction of production by our RV OEM customers and a $40 million decline in manufactured housing net sales due to industry headwinds from elevated financing rates and persistent inflation. The Company's RV market sales decreased 55%, marine market sales increased 25%, MH market sales decreased 23% and industrial market sales decreased 3% when compared to the prior year quarter.
Revenue attributable to acquisitions completed in the first three months of 2022 was $8.4 million in the first quarter of 2022. There were no acquisitions completed in the first three months of 2023.
The Company’s RV content per wholesale unit (on a trailing twelve-month basis) for the first quarter of 2023 increased approximately 22% to $5,349 from $4,367 for the first quarter of 2022. Marine powerboat content per wholesale unit (on a trailing twelve-month basis) for the first quarter of 2023 increased approximately 27% to an estimated $5,266 from $4,144 for the first quarter of 2022. MH content per wholesale unit (on a trailing twelve-month basis) for the first quarter of 2023 increased approximately 16% to $6,366 from $5,487 for the first quarter of 2022. These increases in content per wholesale unit reflect market share gains, contributions from businesses acquired in 2022, and favorable pricing.
Cost of Goods Sold. Cost of goods sold decreased $340.9 million, or 33%, to $705.9 million in the first quarter of 2023 from $1,046.8 million in 2022. As a percentage of net sales, cost of goods sold increased 40 basis points during the first quarter of 2023 to 78.4% from 78.0% in the prior year period.
Cost of goods sold as a percentage of net sales increased in the first quarter of 2023 primarily as a result of reduced industry volume mentioned above that provided less favorable fixed cost absorption when compared to the prior period. This industry volume-driven impact was partially offset by (i) continued cost reduction and automation initiatives we deployed throughout 2022 and into 2023 that had a positive impact on material costs, (ii) improved labor efficiencies as a result of investment in human capital and improved retention rates, and (iii) synergies and different cost profiles from acquisitions completed in 2022. For the first quarter of 2023, these factors contributed to a 320 basis point increase in overhead as a percentage of net sales, partially offset by a 20 basis point decrease in labor as a percentage of net sales and a 260 basis point decrease in material costs as a percentage of net sales. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in production.

Gross Profit. Gross profit decreased $101.1 million, or 34%, to $194.2 million in the first quarter of 2023 from $295.3 million in the prior year period. As a percentage of net sales, gross profit decreased 40 basis points to 21.6% in the first quarter of 2023 from 22.0% in the same period in the prior year period.
The decrease in gross profit as a percentage of net sales in the first quarter of 2023 compared to the same period in 2022 reflects the impact of the factors discussed above under “Cost of Goods Sold”.
Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $5.4 million, or 13%, to $35.8 million in the first quarter of 2023 from $41.2 million in the first quarter of 2022. As a percentage of net sales, warehouse and delivery expenses increased 90 basis points to 4.0% in the first quarter of 2023 compared to 3.1% in the first quarter of 2022.
The decrease in warehouse and delivery expenses in the first quarter of 2023 compared to the same period in 2022 is attributable to the decrease in sales. The increase as a percentage of net sales in the first quarter of 2023 as compared to the same 2022 period is primarily attributable to elevated fuel prices, increased insurance rates, and the fixed-cost nature of some warehouse and delivery expenses.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $6.8 million, or 9%, to $82.4 million in the first quarter of 2023 from $75.6 million in the prior year quarter. As a percentage of net sales, SG&A expenses were 9.2% in the first quarter of 2023 compared to 5.6% in the first quarter of 2022.
The increase in SG&A expenses in the first quarter of 2023 compared to 2022 is primarily due to continued investments to increase the breadth and depth of corporate resources, specifically human capital, technology and other initiatives to support the size and growth of the Company. As a percentage of sales, SG&A expenses increased 360 basis points for the first quarter of 2023 compared to the first quarter of 2022. This increase primarily reflects these continued investments, the decrease in net sales and the fixed-cost nature of certain SG&A expenses. In addition, certain acquisitions completed in 2022 have higher sales and marketing expenses as a percentage of sales than our other businesses. Additionally, SG&A in the first quarter of 2022 includes a $5.5 million pre-tax gain on sale of property.
Amortization of Intangible Assets. Amortization of intangible assets increased $2.9 million, or 17%, to $19.8 million in the first quarter of 2023 from $16.9 million in the prior year quarter. The increase in the first quarter of 2023 compared to the prior year period primarily reflects the impact of businesses acquired in 2022.
Operating Income. Operating income decreased $105.6 million, or 65%, to $56.2 million in the first quarter of 2023 from $161.8 million in 2022. As a percentage of net sales, operating income decreased 590 basis points to 6.2% in the first quarter of 2023 versus 12.1% in the same period in 2022. The change in operating income and operating margin is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense increased $3.6 million, or 24%, to $18.5 million in the first quarter of 2023 from $14.9 million in the prior year period. This increase primarily reflects the increase in interest rates on our variable rate debt, as well as repayment of our 1.00% Convertible Senior Notes due 2023 at maturity through borrowings under our revolving credit facility, which has a comparatively higher interest rate.
Income Taxes. Income tax expense decreased $26.6 million in the first quarter of 2023 to $7.6 million from $34.2 million in the prior year period. The decrease in income tax expense is driven primarily by the decrease in income before income taxes. Additionally, the first quarter of 2023 and 2022 rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $2.3 million and $4.0 million, respectively.

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
First Quarter Ended April 2, 2023 Compared to 2022
General

In the discussion that follows, sales attributable to the Company’s reportable segments include intersegment sales and gross profit includes the impact of intersegment operating activity.
The table below presents information about the sales, gross profit and operating income of the Company’s reportable segments. A reconciliation of consolidated operating income is presented in Note 12 of the Notes to Condensed Consolidated Financial Statements.

	First Quarter Ended
(thousands)	April 2, 2023	March 27, 2022	Amount Change	% Change
Sales
Manufacturing	$708,815	$998,585	$(289,770)	(29)%
Distribution	210,159	365,734	(155,575)	(43)%
Gross Profit
Manufacturing	155,084	236,286	(81,202)	(34)%
Distribution	44,077	75,768	(31,691)	(42)%
Operating Income
Manufacturing	87,165	170,544	(83,379)	(49)%
Distribution	18,307	45,966	(27,659)	(60)%
Manufacturing
Sales. Sales decreased $289.8 million, or 29%, to $708.8 million in the first quarter of 2023 from $998.6 million in the prior year quarter. This segment accounted for approximately 77% and 73% of the Company’s sales for the first quarter of 2023 and 2022, respectively. The sales decrease in the first quarter of 2023 compared to 2022 was attributed to sales decreases in the Company's RV, MH and industrial markets due to reduced industry wholesale unit shipments in the RV and MH industries and previous slowing of housing starts, partially offset by growth in our marine market sales resulting from market share gains and acquisitions completed in 2022. The Company's RV end-market sales decreased 56%, the marine end-market sales increased 26%, the MH end-market sales decreased 24% and industrial end-market sales decreased 2%. Net sales in the first quarter of 2022 attributable to acquisitions completed in the first three months of 2022 was approximately $8.4 million. There were no acquisitions completed in the first three months of 2023.

Gross Profit. Gross profit decreased $81.2 million, or 34%, to $155.1 million in the first quarter of 2023 from $236.3 million in the first quarter of 2022. As a percentage of sales, gross profit decreased to 21.9% in the first quarter of 2023 from 23.7% in the first quarter of 2022.
Gross profit as a percentage of sales decreased during the first quarter of 2023 compared to first quarter of 2022 due to a 420 basis point increase in manufacturing overhead as a percentage of sales and a 100 basis point increase in manufacturing labor as a percentage of sales, partially offset by a 340 basis point decrease in manufacturing material expense as a percentage of sales.
Operating Income. Operating income decreased $83.3 million, or 49%, to $87.2 million in the first quarter of 2023 from $170.5 million in the prior year quarter. The overall decrease in operating income in the first quarter of 2023 primarily reflects the items discussed above.
Distribution
Sales. Sales decreased $155.5 million, or 43%, to $210.2 million in the first quarter of 2023 from $365.7 million in the prior year quarter. This segment accounted for approximately 23% and 27% of the Company’s sales for the first quarter of 2023 and 2022, respectively. The sales decrease in the first quarter of 2023 compared to the first quarter of 2022 was attributed to a 54% decrease in our RV market sales and a 22% decrease in MH market sales as a result of reduced industry wholesale unit shipments in the respective industries, as well as a 9% decrease in industrial sales, partially offset by a 10% increase in marine market sales. None of the net sales in the first quarter of 2023 or 2022 were attributable to acquisitions completed in the first three months of 2023 or 2022.
Gross Profit. Gross profit decreased $31.7 million, or 42%, to $44.1 million in the first quarter of 2023 from $75.8 million in the first quarter of 2022. As a percentage of sales, gross profit increased to 21.0% in the first quarter of 2023 from 20.7% in the first quarter of 2022.
Gross profit as a percentage of sales increased during the first quarter of 2023 compared to first quarter of 2022 primarily due to a 260 basis point decrease in distribution labor as a percentage of sales primarily attributable to a decrease in utilization of outsourced labor, partially offset by a 230 basis point increase in distribution material expense as a percentage of sales as a result of increased material costs.
Operating Income. Operating income decreased $27.7 million, or 60%, to $18.3 million in the first quarter of 2023 from $46.0 million in the prior year quarter. The decrease in operating income in the first quarter of 2023 primarily reflects the items discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity at April 2, 2023 consisted of cash and cash equivalents of $30.8 million and $457.9 million of availability under our credit facility.
Cash Flows
Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash used in operating activities was $1.0 million in the first quarter of 2023 compared to net cash used in operating activities of $23.0 million in the first quarter of 2022. The change in operating cash flows is primarily attributable to a $93.7 million reduction in cash used for working capital, substantially offset by an $82.5 million reduction in net income.
Investing Activities
Net cash used in investing activities decreased $119.5 million to $23.6 million in the first quarter of 2023 from $143.1 million in the first quarter of 2022 primarily due to a decrease in cash used in business acquisitions of $131.1 million.

Financing Activities
Net cash provided by financing activities was $32.5 million in the first quarter of 2023 compared to $107.2 million in the first quarter of 2022. In the first quarter of 2023, borrowings under our revolving credit facility, net of revolver and term loan repayments and the repayment of our 1.00% Convertible Senior Notes due 2023 at maturity, were $55.3 million, compared to borrowings under our revolving credit facility, net of revolver repayments, of $154.0 million in the first quarter of 2022. In addition, there was a $21.1 million decrease in stock repurchases in the first quarter of 2023 compared to the prior year quarter.
Summary of Liquidity and Capital Resources
At April 2, 2023, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its current credit facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.
The ability to access unused borrowing capacity under the Company's senior credit facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the credit agreement governing the credit facility (the "2021 Credit Agreement").
As of and for the reporting period ended April 2, 2023, the Company was in compliance with its financial covenants as required under the terms of its 2021 Credit Agreement. The required maximum consolidated secured net leverage ratio and the required minimum consolidated fixed charge coverage ratio, as such ratios are defined in the 2021 Credit Agreement, compared to the actual amounts as of April 2, 2023 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.74
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.86
In addition, as of April 2, 2023, the Company's consolidated total net leverage ratio (12-month period) was 2.34, which is used to determine the applicable borrowing margin under the 2021 Credit Agreement.
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
CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies which are summarized in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
See Note 15 of the Notes to Condensed Consolidated Financial Statements for further discussion of events occurring after April 2, 2023 until the filing date of this Form 10-Q.
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in this quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements. Information about certain risks that could affect our business and cause actual results to differ from those expressed or implied in the forward-looking statements are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and in the Company's Forms 10-Q for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations under Credit Agreement
At April 2, 2023, our total debt obligations under our 2021 Credit Agreement accrue interest under SOFR-based interest rates. A 100-basis point increase in the underlying SOFR would result in additional annual interest cost of approximately $4.5 million, assuming average borrowings, including our revolving credit facility and term loan under our senior credit facility, subject to variable rates of $445.0 million, which was the amount of such borrowings outstanding at April 2, 2023 subject to variable rates, excluding deferred financing costs related to the term loan.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter ended April 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 29, 2023	118,404	$65.26	3,902	$96,143,305
January 30 - March 5, 2023	—	—	—	96,143,305
March 6 - April 2, 2023	50,785	67.57	50,718	92,716,615
	169,189		54,620
(1) Amount includes 114,569 shares of common stock purchased by the Company in aggregate in January 2023 and March 2023 for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
(2) See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: May 11, 2023	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Chief Executive Officer

Date: May 11, 2023	By:	/s/ Jacob R. Petkovich
Jacob R. Petkovich
Executive Vice President Finance, Chief Financial Officer and Treasurer