Form 10-Q
period 2023-07-02
PATRICK INDUSTRIES INC
filed 2023-08-10
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 2, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☒
As of July 28, 2023, there were 22,211,984 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands, except per share data)	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
NET SALES	$920,685	$1,475,693	$1,820,785	$2,817,868
Cost of goods sold	710,717	1,148,589	1,416,573	2,195,419
GROSS PROFIT	209,968	327,104	404,212	622,449
Operating Expenses:
Warehouse and delivery	36,031	44,047	71,876	85,216
Selling, general and administrative	78,540	90,485	160,941	166,045
Amortization of intangible assets	19,822	18,545	39,586	35,406
Total operating expenses	134,393	153,077	272,403	286,667
OPERATING INCOME	75,575	174,027	131,809	335,782
Interest expense, net	18,260	14,802	36,744	29,688
Income before income taxes	57,315	159,225	95,065	306,094
Income taxes	14,958	42,701	22,535	76,897
NET INCOME	$42,357	$116,524	$72,530	$229,197

BASIC EARNINGS PER COMMON SHARE	$1.97	$5.24	$3.36	$10.25
DILUTED EARNINGS PER COMMON SHARE	$1.94	$4.79	$3.28	$9.33

Weighted average shares outstanding – Basic	21,521	22,230	21,556	22,369
Weighted average shares outstanding – Diluted	21,787	24,444	22,151	24,655

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
(In thousands)	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
NET INCOME	$42,357	$116,524	$72,530	$229,197
Other comprehensive income, net of tax:
Unrealized gain of hedge derivatives	—	—	—	757
Foreign currency translation loss	(90)	(75)	(99)	(46)
Total other comprehensive income (loss)	(90)	(75)	(99)	711
COMPREHENSIVE INCOME	$42,267	$116,449	$72,431	$229,908

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(In thousands)	July 2, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$33,911	$22,847
Trade and other receivables, net	206,777	172,890
Inventories	554,851	667,841
Prepaid expenses and other	38,324	46,326
Total current assets	833,863	909,904
Property, plant and equipment, net	363,261	350,572
Operating lease right-of-use assets	170,575	163,674
Goodwill	633,183	629,263
Intangible assets, net	697,866	720,230
Other non-current assets	8,282	8,828
TOTAL ASSETS	$2,707,030	$2,782,471
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$7,500	$7,500
Current operating lease liabilities	46,224	44,235
Accounts payable	130,406	142,910
Accrued liabilities	123,000	172,595
Total current liabilities	307,130	367,240
Long-term debt, less current maturities, net	1,215,885	1,276,149
Long-term operating lease liabilities	127,612	122,471
Deferred tax liabilities, net	48,782	48,392
Other long-term liabilities	10,199	13,050
TOTAL LIABILITIES	1,709,608	1,827,302
SHAREHOLDERS’ EQUITY
Common stock	196,912	197,003
Accumulated other comprehensive loss	(794)	(695)
Retained earnings	801,304	758,861
TOTAL SHAREHOLDERS’ EQUITY	997,422	955,169
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,707,030	$2,782,471

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In thousands)	July 2, 2023	June 26, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72,530	$229,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,492	62,975
Stock-based compensation expense	7,946	10,244
Amortization of convertible notes debt discount	574	924
(Gain) loss on sale of property, plant and equipment	100	(5,548)
Other non-cash items	2,304	4,193
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(33,057)	(162,083)
Inventories	117,440	(90,020)
Prepaid expenses and other assets	7,112	13,463
Accounts payable, accrued liabilities and other	(68,090)	10,951
Net cash provided by operating activities	178,351	74,296
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(36,491)	(44,467)
Proceeds from sale of property and equipment and other investing activities	728	7,296
Business acquisitions, net of cash acquired	(26,837)	(150,389)
Purchases of intangible assets and other investing activities	(2,947)	—
Net cash used in investing activities	(65,547)	(187,560)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt repayments	(3,750)	(1,875)
Borrowings on revolver	364,814	595,882
Repayments on revolver	(250,104)	(455,882)
Repayments of convertible notes	(172,500)	—
Stock repurchases under buyback program	(11,776)	(40,385)
Cash dividends paid to shareholders	(20,507)	(15,666)
Taxes paid for share-based payment arrangements	(7,585)	(10,035)
Payment of contingent consideration from a business acquisition	(1,400)	(4,780)
Proceeds from exercise of common stock options	1,143	181
Other financing activities	(75)	—
Net cash (used in) provided by financing activities	(101,740)	67,440
Increase (decrease) in cash and cash equivalents	11,064	(45,824)
Cash and cash equivalents at beginning of year	22,847	122,849
Cash and cash equivalents at end of period	$33,911	$77,025

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

Second Quarter Ended July 2, 2023
(In thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance April 2, 2023	$194,753	$—	$(704)	$775,773	$969,822
Net income	—	—	—	42,357	42,357
Dividends declared	—	—	—	(9,820)	(9,820)
Other comprehensive loss, net of tax	—	—	(90)	—	(90)
Stock repurchases under buyback program	(1,110)	—	—	(7,006)	(8,116)
Repurchases of shares for tax payments related to the vesting and exercising of share-based grants	(86)	—	—	—	(86)
Issuance of shares upon exercise of common stock options	651	—	—	—	651
Stock-based compensation expense	2,704	—	—	—	2,704
Balance July 2, 2023	$196,912	$—	$(794)	$801,304	$997,422

Second Quarter Ended June 26, 2022
(In thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance March 27, 2022	$188,433	$—	$(1,442)	$612,981	$799,972
Net income	—	—	—	116,524	116,524
Dividends declared	—	—	—	(7,579)	(7,579)
Other comprehensive loss, net of tax	—	—	(75)	—	(75)
Stock repurchases under buyback program	(2,416)	—	—	(14,114)	(16,530)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(36)	—	—	—	(36)
Issuance of shares upon exercise of common stock options	181	—	—	—	181
Stock-based compensation expense	5,133	—	—	—	5,133
Balance June 26, 2022	191,295	—	(1,517)	707,812	897,590

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

Six Months Ended July 2, 2023
(In thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2022	$197,003	$—	$(695)	$758,861	$955,169
Net income	—	—	—	72,530	72,530
Dividends declared	—	—	—	(19,906)	(19,906)
Other comprehensive income, net of tax	—	—	(99)	—	(99)
Share repurchases under buyback program	(1,595)	—	—	(10,181)	(11,776)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(7,585)	—	—	—	(7,585)
Issuance of shares upon exercise of common stock options	1,143	—	—	—	1,143
Stock-based compensation expense	7,946	—	—	—	7,946
Balance July 2, 2023	$196,912	$—	$(794)	$801,304	$997,422

Six Months Ended June 26, 2022
(In thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2021	$196,383	$59,668	$(2,228)	$513,734	$767,557
Impact of adoption of ASU 2020-06	—	(59,668)	—	15,975	(43,693)
Net income	—	—	—	229,197	229,197
Dividends declared	—	—	—	(15,263)	(15,263)
Other comprehensive income, net of tax	—	—	711	—	711
Share repurchases under buyback program	(5,478)	—	—	(35,831)	(41,309)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(10,035)	—	—	—	(10,035)
Issuance of shares upon exercise of common stock options	181	—	—	—	181
Stock-based compensation expense	10,244	—	—	—	10,244
Balance June 26, 2022	191,295	—	(1,517)	707,812	897,590

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of July 2, 2023 and December 31, 2022, its results of operations for the second quarter and six months ended July 2, 2023 and June 26, 2022, and its cash flows for the six months ended July 2, 2023 and June 26, 2022.
Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. Intercompany balances and transactions have been eliminated in consolidation. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the second quarter and six months ended July 2, 2023 are not necessarily indicative of the results that we will realize or expect for the full year ending December 31, 2023.
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2023 ended on July 2, 2023 and the second quarter of fiscal year 2022 ended on June 26, 2022.
In preparation of Patrick’s condensed consolidated financial statements as of and for the second quarter and six months ended July 2, 2023, management evaluated all subsequent events and transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements.

2.	REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segment:

	Second Quarter Ended July 2, 2023
(In thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$254,745	$128,827	$383,572
Marine	251,313	17,128	268,441
Manufactured Housing	65,319	78,654	143,973
Industrial	116,721	7,978	124,699
Total	$688,098	$232,587	$920,685

	Second Quarter Ended June 26, 2022
(In thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$575,338	$262,097	$837,435
Marine	272,996	17,327	290,323
Manufactured Housing	99,020	101,371	200,391
Industrial	136,621	10,923	147,544
Total	$1,083,975	$391,718	$1,475,693

	Six Months Ended July 2, 2023
(In thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$507,189	$243,343	$750,532
Marine	512,333	32,012	544,345
Manufactured Housing	129,508	147,889	277,397
Industrial	231,464	17,047	248,511
Total	$1,380,494	$440,291	$1,820,785

	Six Months Ended June 26, 2022
(In thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$1,145,360	$512,679	$1,658,039
Marine	480,497	30,800	511,297
Manufactured Housing	184,006	189,949	373,955
Industrial	253,721	20,856	274,577
Total	$2,063,584	$754,284	$2,817,868
Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.

3.	INVENTORIES
Inventories consist of the following:

(In thousands)	July 2, 2023	December 31, 2022
Raw materials	$282,532	$348,670
Work in process	21,022	22,630
Finished goods	120,733	141,516
Less: reserve for inventory obsolescence	(18,906)	(14,059)
Total manufactured goods, net	405,381	498,757
Materials purchased for resale (distribution products)	157,264	175,061
Less: reserve for inventory obsolescence	(7,794)	(5,977)
Total materials purchased for resale (distribution products), net	149,470	169,084
Total inventories	$554,851	$667,841

4.	GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended July 2, 2023 by segment are as follows:

(In thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2022	$558,362	$70,901	$629,263
Acquisitions	—	5,905	5,905
Adjustments to preliminary purchase price allocations	(2,160)	175	(1,985)
Balance - July 2, 2023	$556,202	$76,981	$633,183
Intangible assets, net consist of the following as of July 2, 2023 and December 31, 2022:

(In thousands)	July 2, 2023	December 31, 2022
Customer relationships	$737,424	$722,503
Non-compete agreements	21,791	20,412
Patents	69,186	69,164
Trademarks	196,857	195,957
	1,025,258	1,008,036
Less: accumulated amortization	(327,392)	(287,806)
Intangible assets, net	$697,866	$720,230

Changes in the carrying value of intangible assets for the six months ended July 2, 2023 by segment are as follows:

(In thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2022	$622,647	$97,583	$720,230
Additions	2,947	11,100	14,047
Amortization	(34,258)	(5,328)	(39,586)
Adjustments to preliminary purchase price allocations	3,260	(85)	3,175
Balance - July 2, 2023	$594,596	$103,270	$697,866

5.	ACQUISITIONS
General
The Company completed three acquisitions in the second quarter and first six months of 2023 (the "2023 Acquisitions"). For the second quarter and six months ended July 2, 2023, net sales included in the Company's condensed consolidated statements of income related to the 2023 Acquisitions were $2.3 million, and operating income was $0.2 million. Acquisition-related costs associated with the 2023 Acquisitions were immaterial. Assets acquired and liabilities assumed in the acquisitions were recorded on the Company's condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one year measurement period. The Company completed two acquisitions in the second quarter of 2022 and completed three acquisitions in the six months ended June 26, 2022. For the second quarter and six months ended June 26, 2022, net sales included in the Company's condensed consolidated statements of income related to the acquisition completed in the second quarter and first six months of 2022 were $40.8 million and $49.2 million, respectively, and operating income was $7.6 million and $9.0 million, respectively.

Business combinations generally take place to gain key technology, expand into additional markets, or strengthen Patrick's positions in existing markets. Acquisitions are accounted for under the acquisition method of accounting. For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired is recorded as goodwill, which generally represents the combined value of the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, market share growth and net income.
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
Changes in the fair value of contingent consideration for the six months ended July 2, 2023 are as follows:

(In thousands)
Balance - December 31, 2022	$9,213
Additions	3,590
Fair value adjustments(1)	1,000
Settlements	(5,150)
Balance - July 2, 2023	$8,653
(1) The Company records non-cash fair value adjustments to contingent consideration based on expected results, which are included in Selling, general and administrative expenses in the Company's condensed consolidated statements of income for the first six months of 2023.
The following table shows the balance sheet location of the fair value of contingent consideration and the maximum amount of contingent consideration payments the Company may be subject to at July 2, 2023 and December 31, 2022:

(In thousands)	July 2, 2023	December 31, 2022
Accrued liabilities	$7,583	$5,250
Other long-term liabilities	1,070	3,963
Total fair value of contingent consideration	$8,653	$9,213
Maximum amount of contingent consideration	$10,215	$10,747
2023 Acquisitions
The Company completed three acquisitions in the six months ended July 2, 2023, including the following previously announced acquisition:

Company	Segment	Description
BTI Transport	Distribution	Provider of transportation and logistics services to marine original equipment manufacturers ("OEMs") and dealers, based in Elkhart, Indiana, acquired in April 2023. The acquired business will now operate under the Patrick Marine Transport brand.
Inclusive of two acquisitions not discussed above, total cash consideration for the 2023 Acquisitions was approximately $26.4 million, plus contingent consideration over a two-year period based on future performance in connection with certain acquisitions. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus certain purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Changes to preliminary purchase accounting estimates recorded in the second quarter and six months ended July 2, 2023 related to the 2023 Acquisitions were immaterial.

2022 Acquisitions
The Company completed five acquisitions in the year ended December 31, 2022, including the following three previously announced acquisitions (collectively, the "2022 Acquisitions"):

Company	Segment	Description
Rockford Corporation	Manufacturing	Designer and manufacturer of audio systems and components through its brand Rockford Fosgate®, primarily serving the powersports and automotive aftermarkets, based in Tempe, Arizona, acquired in March 2022.
Diamondback Towers, LLC	Manufacturing	Manufacturer of wakeboard/ski towers and accessories for marine OEMs, based in Cocoa, Florida, acquired in May 2022.
Transhield	Manufacturing	Designer and manufacturer of customized and proprietary protection solutions for the marine, military and industrial markets, including covers and shrinkable packaging, to protect equipment during transport and storage, based in Elkhart, Indiana, acquired in November 2022.
Inclusive of two acquisitions not discussed above, total cash consideration for the 2022 Acquisitions was approximately $249.0 million, plus contingent consideration over a one to two-year period based on future performance in connection with certain acquisitions. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus certain purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Purchase price allocations and all valuation activities in connection with the acquisition completed in the first six months of 2022 have been finalized. Changes to preliminary purchase accounting estimates recorded in the second quarter and six months ended July 2, 2023 related to the 2022 Acquisitions were immaterial.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition for the 2023 Acquisitions and 2022 Acquisitions:

	2023 Acquisitions	2022 Acquisitions
(In thousands)		Acquisition A	Acquisition B	All Others	Total
Consideration
Cash, net of cash acquired	$26,359	$132,557	$95,571	$20,833	$248,961
Working capital holdback and other, net	(121)	—	(907)	7	(900)
Contingent consideration(1)	3,500	—	—	1,840	1,840
Total consideration	$29,738	$132,557	$94,664	$22,680	$249,901

Assets Acquired
Trade receivables	$570	$20,640	$4,911	$904	$26,455
Inventories	4,407	32,744	8,732	2,352	43,828
Prepaid expenses & other	190	1,325	164	116	1,605
Property, plant & equipment	10,149	4,681	6,026	1,506	12,213
Operating lease right-of-use assets	1,044	2,917	1,435	599	4,951
Identifiable intangible assets
Customer relationships	10,370	58,000	38,630	7,055	103,685
Non-compete agreements	430	500	230	310	1,040
Patents	—	7,500	9,400	—	16,900
Trademarks	—	17,000	7,910	1,310	26,220
Liabilities Assumed
Current portion of operating lease obligations	(262)	(512)	(289)	(273)	(1,074)
Accounts payable & accrued liabilities	(583)	(24,521)	(3,408)	(1,251)	(29,180)
Operating lease obligations	(782)	(2,405)	(1,146)	(326)	(3,877)
Deferred tax liabilities	—	(19,930)	(14,076)	—	(34,006)
Total fair value of net assets acquired	25,533	97,939	58,519	12,302	168,760
Goodwill(2)	5,905	34,618	36,145	10,378	81,141
Bargain purchase gain(3)	(1,700)	—	—	—	—
	$29,738	$132,557	$94,664	$22,680	$249,901
(1) These amounts reflect the acquisition date fair value of contingent consideration based on expected future results relating to certain acquisitions.
(2) Goodwill is not tax-deductible for Acquisition A and Acquisition B (totaling approximately $70.8 million) but is tax-deductible for the remaining 2022 Acquisitions and the 2023 Acquisitions.
(3) In connection with one of the 2023 Acquisitions, the Company anticipates it will recognize a bargain purchase gain. A bargain purchase gain is recognized when the net assets acquired in a business combination have a higher fair value than the consideration paid. This gain is primarily attributable to the fair value assigned to customer relationships, has been deferred for recognition until the Company finalizes all purchase accounting adjustments, and is included in "Accrued liabilities" on the condensed consolidated balance sheet.

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
Pro Forma Information
The following pro forma information for the second quarter and six months ended July 2, 2023 and June 26, 2022 assumes the 2023 Acquisitions and 2022 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2023 Acquisitions and 2022 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.1 million and $0.4 million, respectively, for the second quarter and six months ended July 2, 2023, and $1.1 million and $3.8 million, respectively, for the second quarter and six months ended June 26, 2022.

	Second Quarter Ended		Six Months Ended
(In thousands, except per share data)	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Revenue	$927,443	$1,490,922	$1,836,680	$2,895,696
Net income	42,733	117,049	73,326	233,178
Basic earnings per common share	1.99	5.27	3.40	10.42
Diluted earnings per common share	1.96	4.81	3.32	9.50
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of the periods indicated above.

6.	STOCK-BASED COMPENSATION
The Company recorded expense, net of forfeitures, of approximately $2.7 million and $7.9 million in the second quarter and six months ended July 2, 2023, respectively, for its stock-based compensation plans in the condensed consolidated statements of income. Stock-based compensation expense of $5.1 million and $10.2 million was recorded in the second quarter and six months ended June 26, 2022, respectively.
The Company's Board of Directors (the "Board") approved various stock-based grants under the Company’s 2009 Omnibus Incentive Plan in the six months ended July 2, 2023 totaling 328,059 shares in the aggregate at an average fair value of $56.20 at grant date for a total fair value at grant date of $18.4 million.
As of July 2, 2023, there was approximately $27.1 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 19.6 months.

7.	EARNINGS PER COMMON SHARE
Earnings per common share calculated for the second quarter and first six months of 2023 and 2022 is as follows:

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Numerator:
Earnings for basic earnings per common share calculation	$42,357	$116,524	$72,530	$229,197
Effect of interest on potentially dilutive convertible notes, net of tax	—	481	162	939
Earnings for diluted earnings per common share calculation	$42,357	$117,005	$72,692	$230,136
Denominator:
Weighted average common shares outstanding - basic	21,521	22,230	21,556	22,369
Weighted average impact of potentially dilutive convertible notes	—	2,052	331	2,047
Weighted average impact of potentially dilutive securities	266	162	264	239
Weighted average common shares outstanding - diluted	21,787	24,444	22,151	24,655
Earnings per common share:
Basic earnings per common share	$1.97	$5.24	$3.36	$10.25
Diluted earnings per common share	$1.94	$4.79	$3.28	$9.33
An immaterial amount of securities was not included in the computation of diluted earnings per common share as they are considered anti-dilutive under the treasury stock method for all periods presented.

8.	DEBT
A summary of total debt outstanding at July 2, 2023 and December 31, 2022 is as follows:

(In thousands)	July 2, 2023	December 31, 2022
Long-term debt:
1.00% convertible notes due 2023	$—	$172,500
Term loan due 2027	133,125	136,875
Revolver due 2027	195,000	80,289
7.50% senior notes due 2027	300,000	300,000
1.75% convertible notes due 2028	258,750	258,750
4.75% senior notes due 2029	350,000	350,000
Total long-term debt	1,236,875	1,298,414
Less: convertible notes debt discount, net	(5,415)	(5,989)
Less: term loan deferred financing costs, net	(625)	(701)
Less: senior notes deferred financing costs, net	(7,450)	(8,075)
Less: current maturities of long-term debt	(7,500)	(7,500)
Total long-term debt, less current maturities, net	$1,215,885	$1,276,149

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
The interest rate for incremental borrowings under the Revolver due 2027 at July 2, 2023 was SOFR plus 1.50% (or 6.70%) for the SOFR-based option. The fee payable on committed but unused portions of the Revolver due 2027 was 0.20% at July 2, 2023.
Total cash interest paid for the second quarter of 2023 and 2022 was $26.9 million and $23.9 million, respectively, and $32.7 million and $27.1 million for the comparative six month periods, respectively.

9.	LEASES
Lease expense, supplemental cash flow information, and other information related to leases were as follows:

	Second Quarter Ended		Six Months Ended
(In thousands)	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Operating lease cost	$13,788	$12,563	$27,252	$24,727

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$13,656	$12,308	$27,034	$24,235

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16,308	$6,007	$31,342	$29,732

Balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	July 2, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	$170,575	$163,674
Liabilities
Operating lease liabilities, current portion	$46,224	$44,235
Long-term operating lease liabilities	127,612	122,471
Total lease liabilities	$173,836	$166,706

Weighted average remaining lease term, operating leases (in years)	5.0	5.1
Weighted average discount rate, operating leases	5.0%	4.4%

Maturities of lease liabilities were as follows at July 2, 2023:

(In thousands)
2023 (excluding the six months ended July 2, 2023)	$27,622
2024	49,935
2025	40,153
2026	29,252
2027	17,609
Thereafter	34,064
Total lease payments	198,635
Less imputed interest	(24,799)
Total	$173,836

As of July 2, 2023, outstanding leases have remaining lease terms ranging from 1 year to 16 years. The Company has additional operating leases that have not yet commenced as of July 2, 2023 and, therefore, were not included as operating right-of-use assets and corresponding operating lease liabilities on our condensed consolidated balance sheet at July 2, 2023. These operating leases are anticipated to commence in the third and fourth quarters of fiscal 2023 with lease terms of 5 years to 7 years. The estimated fair value of these operating lease right-of-use assets and corresponding operating lease liabilities to be recorded on our balance sheet upon lease commencement is approximately $8.5 million.

10.	FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities at July 2, 2023 and December 31, 2022:

	July 2, 2023			December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents(1)	$22.1	$—	$—	$15.2	$—	$—
7.50% senior notes due 2027(2)	—	290.9	—	—	293.9	—
4.75% senior notes due 2029(2)	—	300.8	—	—	293.8	—
1.00% convertible notes due 2023(2)	—	—	—	—	172.0	—
1.75% convertible notes due 2028(2)	—	250.5	—	—	219.9	—
Term loan due 2027(3)	—	133.1	—	—	136.9	—
Revolver due 2027(3)	—	195.0	—	—	80.3	—
Contingent consideration(4)	—	—	8.7	—	—	9.2
(1) The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market with relatively short maturities, are reported on the condensed consolidated balance sheet as of July 2, 2023 and December 31, 2022 as a component of "Cash and cash equivalents".
(2) The amounts of these notes listed above are the current fair values for disclosure purposes only, and they are recorded in the Company's condensed consolidated balance sheets as of July 2, 2023 and December 31, 2022 using the interest rate method. Repayment of the 1.00% Convertible Notes at maturity is discussed further in Note 8.
(3) The carrying amounts of our Term loan due 2027 and Revolver due 2027 approximate fair value as of July 2, 2023 and December 31, 2022 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
(4) The estimated fair value of the Company's contingent consideration is discussed further in Note 5.

11.	INCOME TAXES
The effective tax rate in the second quarter of 2023 and 2022 was 26.1% and 26.8%, respectively, and the effective tax rate for the comparable six month periods was 23.7% and 25.1%, respectively. The first six months of 2023 and 2022 rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $1.8 million and $4.0 million, respectively.

Cash paid for income taxes, net of refunds, was $31.9 million and $49.0 million, respectively, in the second quarter and first six months of 2023 and $58.1 million and $76.5 million, respectively, in the second quarter and first six months of 2022.

12.	SEGMENT INFORMATION
The Company has two reportable segments, Manufacturing and Distribution, which are based on its method of internal reporting, which segregates its businesses based on the manner in which its chief operating decision maker allocates resources, evaluates financial results, and determines compensation.
The tables below present information about the sales and operating income of those segments.

Second Quarter Ended July 2, 2023
(In thousands)	Manufacturing	Distribution	Total
Net outside sales	$688,098	$232,587	$920,685
Intersegment sales	16,193	2,159	18,352
Total sales	$704,291	$234,746	$939,037
Operating income	$95,204	$25,839	$121,043

Second Quarter Ended June 26, 2022
(In thousands)	Manufacturing	Distribution	Total
Net outside sales	$1,083,975	$391,718	$1,475,693
Intersegment sales	24,969	1,916	26,885
Total sales	$1,108,944	$393,634	$1,502,578
Operating income	$180,685	$43,641	$224,326

Six Months Ended July 2, 2023
(In thousands)	Manufacturing	Distribution	Total
Net outside sales	$1,380,494	$440,291	$1,820,785
Intersegment sales	32,612	4,614	37,226
Total sales	$1,413,106	$444,905	$1,858,011
Operating income	$182,369	$44,146	$226,515

Six Months Ended June 26, 2022
(In thousands)	Manufacturing	Distribution	Total
Net outside sales	$2,063,584	$754,284	$2,817,868
Intersegment sales	43,945	5,084	49,029
Total sales	$2,107,529	$759,368	$2,866,897
Operating income	$351,229	$89,607	$440,836

The following table presents a reconciliation of segment operating income to consolidated operating income:

	Second Quarter Ended		Six Months Ended
(In thousands)	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Operating income for reportable segments	$121,043	$224,326	$226,515	$440,836
Unallocated corporate expenses	(25,646)	(31,754)	(55,120)	(69,648)
Amortization	(19,822)	(18,545)	(39,586)	(35,406)
Consolidated operating income	$75,575	$174,027	$131,809	$335,782
Unallocated corporate expenses include corporate general and administrative expenses comprised of wages and other compensation, insurance, taxes, supplies, travel and entertainment, professional fees, amortization of inventory step-up adjustments, and other.

13.	STOCK REPURCHASE PROGRAMS
In December 2022, the Board authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $100 million, including the $38.2 million remaining under the previous authorization. Approximately $84.6 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program as of July 2, 2023. Under the stock repurchase plan, the Company made repurchases of common stock as follows for the respective periods:

	Second Quarter Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Shares repurchased	125,189	288,627	179,809	654,254
Average price	$64.83	$57.28	$65.49	$63.14
Aggregate cost (in millions)	$8.1	$16.5	$11.8	$41.3

14.	COMMITMENTS AND CONTINGENCIES
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
In the Company's Form 10-K for the year ended December 31, 2022, the Company described the current status of litigation concerning the Lusher Site Remediation Group. In early July 2023, the court granted the Company’s Rule 54(b) Motion for Final Judgment on previously dismissed claims and granted the Company’s Motion to Dismiss the plaintiff’s remaining claims against the defendants, without prejudice (the Company’s Motion to Dismiss having been joined by the remaining defendants in the litigation.) The sole issue pending in the litigation for the Court’s determination is the plaintiff’s motion to bar contribution claims. The Company has also been named as a potentially responsible party for the related Lusher Street Groundwater Contamination Superfund Site (the "Superfund Site") by the U.S. Environmental Protection Agency (the "EPA"). The proceedings remain subject to a court-approved stay, granted in September 2021, pending negotiations with the EPA. The Company sold certain parcels of real property that the EPA contends are connected to the Superfund Site (the "Divested Properties") in January 2022 for a pretax gain on disposal of $5.5 million that is included in Selling, general and administrative expenses in the Company's condensed consolidated statements of income for the first six months of 2022. The purchaser agreed to indemnify, defend and hold the Company harmless for all liability and exposure, both private and to all EPA claims, concerning and relating to the Divested Properties. The Company does not currently believe that the litigation or the Superfund Site matter are likely to have a material adverse impact on its financial condition, results of operations, or cash flows. However, any litigation is inherently uncertain, the EPA has yet to select a final remedy for the Superfund Site, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
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
OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE
Second Quarter and Six Months 2023 Financial Overview
Recreational Vehicle ("RV") Industry
The RV industry is our primary market and comprised 42% and 57% of the Company’s consolidated net sales in the second quarter ended July 2, 2023 and June 26, 2022, respectively, and 41% and 59% for the comparative six month periods, respectively. Net sales to the RV industry decreased 54% and 55% in the second quarter and first six months of 2023, respectively, compared to the prior year periods.
According to the RV Industry Association ("RVIA"), RV wholesale shipments decreased 44% in the second quarter of 2023 to approximately 86,200 units from approximately 152,700 units in the second quarter of 2022. While we estimate RV industry retail unit sales for second quarter of 2023 decreased approximately 16% compared to the second quarter of 2022, industry retail sales exceeded wholesale unit shipments in the second quarter of 2023 as RV OEMs maintained lower production volumes.

RV wholesale unit shipments for the first six months of 2023 totaled approximately 164,800 units, a decrease of 49% from approximately 324,600 units in the comparative prior year period. We estimate that despite a 19% decrease in RV industry retail unit sales for the first six months of 2023 compared to the prior year period, industry retail sales exceeded wholesale unit shipments resulting in improved alignment of dealer inventory levels with retail demand.

Marine Industry
Net sales to the marine industry, which represented approximately 29% and 20% of the Company's consolidated net sales in the second quarter ended July 2, 2023 and June 26, 2022, respectively, decreased 8% in the second quarter of 2023 compared to the prior year period. For the first six months of 2023 and 2022, net sales to the marine industry represented 30% and 18% of our consolidated net sales, respectively, increasing 6% in 2023 compared to the prior year period. The increase in net sales beyond industry volumes is driven primarily by acquisitions completed in 2022 and 2023, product mix, and market share gains.
Our marine revenue is generally correlated to marine industry wholesale powerboat unit shipments, which, according to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"), decreased 19% for the second quarter of 2023 and were flat for the first six months of 2023 compared to the prior year periods. We estimate that marine industry retail powerboat unit sales decreased 4% in the second quarter and first six months of 2023, compared to the prior year periods primarily due to the current macroeconomic environment faced by the end consumer, such as rising interest rates and inflationary pressures. Estimated retail shipments were higher than estimated wholesale unit sales and were in line with typical seasonal buying patterns of consumers for these products.
Manufactured Housing ("MH") Industry
Net sales to the MH industry, which represented 16% and 13% of the Company’s consolidated net sales in the second quarter of 2023 and 2022, respectively, decreased 28% in the second quarter of 2023 compared to the prior year period. MH net sales represented 15% and 13% of the Company's consolidated net sales for the first six months of 2023 and 2022, respectively, and decreased 26% in the first six months of 2023 compared to the first six months of 2022. Based on industry data from the Manufactured Housing Institute, MH industry wholesale unit shipments decreased 29% in the second quarter of 2023 and decreased 29% in the first six months of 2023 compared to the prior year periods primarily driven by persistent inflation and elevated interest rates that caused OEMs to adjust production based on anticipated lower consumer demand.
Industrial Market
The industrial market is comprised primarily of the kitchen cabinet and countertop industry, hospitality market, retail and commercial fixtures market, office and household furniture market and regional distributors. Net sales to this market represented 13% and 10% of our consolidated net sales in the second quarter of 2023 and 2022, respectively, and decreased 15% in the second quarter of 2023 compared to the prior year period. Industrial net sales represented 14% and 10% of the Company's net sales in the first six months of 2023 and 2022, respectively, and decreased 9% in the first six months of 2023 compared to the first six months of 2022. Overall, our revenues in these markets are focused on residential and multifamily housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that, in general, approximately 70-80% of our industrial business is directly tied to the residential housing market, with the remaining 20-30% directly tied to the non-residential and commercial markets.

According to the U.S. Census Bureau, combined new housing starts decreased 11% in the second quarter of 2023 compared to the prior year quarter, with single-family housing starts decreasing 14%, and multifamily housing starts decreasing 6% for the same period. For the first six months of 2023, combined new housing starts decreased 15%, with single family housing starts decreasing 21% and multifamily housing starts decreasing 2% for the same period. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.
REVIEW OF CONSOLIDATED OPERATING RESULTS
Second Quarter and Six Month Ended July 2, 2023 Compared to 2022
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Second Quarter Ended
(In thousands)	July 2, 2023		June 26, 2022		Amount Change	% Change
Net sales	$920,685	100.0%	$1,475,693	100.0%	$(555,008)	(38)%
Cost of goods sold	710,717	77.2%	1,148,589	77.8%	(437,872)	(38)%
Gross profit	209,968	22.8%	327,104	22.2%	(117,136)	(36)%
Warehouse and delivery expenses	36,031	3.9%	44,047	3.0%	(8,016)	(18)%
Selling, general and administrative expenses	78,540	8.5%	90,485	6.1%	(11,945)	(13)%
Amortization of intangible assets	19,822	2.2%	18,545	1.3%	1,277	7%
Operating income	75,575	8.2%	174,027	11.8%	(98,452)	(57)%
Interest expense, net	18,260	2.0%	14,802	1.0%	3,458	23%
Income taxes	14,958	1.6%	42,701	2.9%	(27,743)	(65)%
Net income	$42,357	4.6%	$116,524	7.9%	$(74,167)	(64)%

	Six Months Ended
(In thousands)	July 2, 2023		June 26, 2022		Amount Change	% Change
Net sales	$1,820,785	100.0%	$2,817,868	100.0%	$(997,083)	(35)%
Cost of goods sold	1,416,573	77.8%	2,195,419	77.9%	(778,846)	(35)%
Gross profit	404,212	22.2%	622,449	22.1%	(218,237)	(35)%
Warehouse and delivery expenses	71,876	3.9%	85,216	3.0%	(13,340)	(16)%
Selling, general and administrative expenses	160,941	8.8%	166,045	5.9%	(5,104)	(3)%
Amortization of intangible assets	39,586	2.2%	35,406	1.3%	4,180	12%
Operating income	131,809	7.2%	335,782	11.9%	(203,973)	(61)%
Interest expense, net	36,744	2.0%	29,688	1.1%	7,056	24%
Income taxes	22,535	1.2%	76,897	2.7%	(54,362)	(71)%
Net income	$72,530	4.0%	$229,197	8.1%	$(156,667)	(68)%
Net Sales. Net sales in the second quarter of 2023 decreased $555.0 million, or 38%, to $920.7 million from $1,475.7 million in the second quarter of 2022. The net sales decrease in the second quarter of 2023 reflects revenue decreases from each of our four end markets, partially offset by the contribution of acquisitions completed in 2022 and 2023. The Company's RV market sales decreased $454 million, or 54%, in the quarter resulting from the continued reduction of production by our RV OEM customers. Marine market sales decreased $21.9 million, or 8%, attributable to a wholesale shipment decline compared to the prior year quarter. MH market sales decreased $56.4 million, or 28%, due to industry headwinds from elevated financing rates and persistent inflation. Industrial market sales decreased $22.8 million, or 15%, which is in line with new housing start trends when compared to the prior year quarter.
Net sales in the first six months of 2023 decreased $997.1 million, or 35%, to $1,820.8 million from $2,817.9 million in the first six months of 2022. The net sales decrease in the first six months of 2023 reflects a $907.5 million decline in RV revenues in the quarter resulting from the continued reduction of production by our RV OEM customers and a $96.6 million decline in MH net sales due to industry headwinds from elevated financing rates and persistent inflation, partially offset by growth in our marine end market, market share gains, and the contribution of acquisitions completed in 2022 and 2023. The Company's RV market sales decreased 55%, marine market sales increased 6%, MH market sales decreased 26% and industrial market sales decreased 9% in the first six months of 2023 when compared to the prior year period.
Revenue attributable to acquisitions completed in the first six months of 2023 was $2.3 million in both the second quarter and first six months of 2023. Revenue attributable to acquisitions completed in the first six months of 2022 was $40.8 million in the second quarter of 2022 and $49.2 million in the first six months of 2022.
The Company’s RV content per wholesale unit (on a trailing twelve-month basis) for the second quarter of 2023 increased approximately 6% to $5,054 from $4,749 for the second quarter of 2022. Marine powerboat content per wholesale unit (on a trailing twelve-month basis) for the second quarter of 2023 increased approximately 15% to an estimated $5,330 from $4,648 for the second quarter of 2022. MH content per wholesale unit (on a trailing twelve-month basis) for the second quarter of 2023 increased approximately 10% to $6,393 from $5,800 for the second quarter of 2022. These increases in content per wholesale unit reflect market share gains, contributions from businesses acquired in 2022 and 2023, and favorable pricing impacts.
Cost of Goods Sold. Cost of goods sold decreased $437.9 million, or 38%, to $710.7 million in the second quarter of 2023 from $1,148.6 million in the comparative 2022 period. As a percentage of net sales, cost of goods sold decreased 60 basis points during the second quarter of 2023 to 77.2% from 77.8% in the prior year period.
Cost of goods sold decreased $778.8 million, or 35%, to $1,416.6 million in the first six months of 2023 from $2,195.4 million in the first six months of 2022. As a percentage of net sales, cost of goods sold decreased 10 basis points during the first six months of 2023 to 77.8% from 77.9% in the prior year period.

Cost of goods sold as a percentage of net sales decreased in the second quarter and first six months of 2023 primarily as a result of (i) continued cost reduction and automation initiatives we deployed throughout 2022 and into 2023 that had a positive impact on material costs, (ii) improved labor efficiencies as a result of investment in human capital and improved retention rates, and (iii) synergies and different cost profiles from acquisitions completed in 2022 and 2023, partially offset by reduced industry volumes resulting in less favorable fixed cost absorption when compared to the prior year periods. For the second quarter of 2023, these factors contributed to a 340 basis point decrease in material costs as a percentage of net sales and a 50 basis point decrease in labor as a percentage of net sales, partially offset by a 330 basis point increase in overhead as a percentage of net sales. For the first six months of 2023, these factors contributed to a 300 basis point decrease in material costs as a percentage of net sales and a 40 basis point decrease in labor as a percentage of net sales, partially offset by a 330 basis point increase in overhead as a percentage of net sales. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in production.
Gross Profit. Gross profit decreased $117.1 million, or 36%, to $210.0 million in the second quarter of 2023 from $327.1 million in the prior year period. As a percentage of net sales, gross profit increased 60 basis points to 22.8% in the second quarter of 2023 from 22.2% in the same period in the prior year period.
Gross profit decreased $218.2 million, or 35%, to $404.2 million in the first six months of 2023 from $622.4 million in the prior year period. As a percentage of net sales, gross profit increased 10 basis points to 22.2% in the first six months of 2023 from 22.1% in the same period in the prior year period.
The increase in gross profit as a percentage of net sales in the second quarter and first six months of 2023 compared to the same periods in 2022 reflects the impact of the factors discussed above under “Cost of Goods Sold”.
Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $8.0 million, or 18%, to $36.0 million in the second quarter of 2023 from $44.0 million in the second quarter of 2022. As a percentage of net sales, warehouse and delivery expenses increased 90 basis points to 3.9% in the second quarter of 2023 compared to 3.0% in the second quarter of 2022.
Warehouse and delivery expenses decreased $13.3 million, or 16%, to $71.9 million in the first six months of 2023 from $85.2 million in the first six months of 2022. As a percentage of net sales, warehouse and delivery expenses increased 90 basis points to 3.9% in the first six months of 2023 compared to 3.0% in the first six months of 2022.
The decrease in warehouse and delivery expenses in the second quarter and first six months of 2023 compared to the same periods in 2022 is attributable to the decrease in sales. The increase as a percentage of net sales in the second quarter and first six months of 2023 as compared to the same 2022 periods is primarily attributable to increased property and casualty insurance rates and the fixed-cost nature of certain warehouse and delivery expenses.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses decreased $12.0 million, or 13%, to $78.5 million in the second quarter of 2023 from $90.5 million in the prior year quarter. As a percentage of net sales, SG&A expenses were 8.5% in the second quarter of 2023 compared to 6.1% in the second quarter of 2022.
SG&A expenses decreased $5.1 million, or 3%, to $160.9 million in the first six months of 2023 from $166.0 million in the prior year quarter. As a percentage of net sales, SG&A expenses were 8.8% in the first six months of 2023 compared to 5.9% in the first six months of 2022.
The decrease in SG&A expenses in the second quarter and first six months of 2023 compared to 2022 is primarily attributed to decreases in incentive compensation, professional fees, and prior period adjustments to the fair value of contingent consideration, partially offset by increases in software and insurance expenditures. As a percentage of sales, SG&A expenses increased 240 and 290 basis points for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. This increase primarily reflects the decrease in net sales and the fixed-cost nature of certain SG&A expenses. In addition, certain acquisitions completed in 2022 have higher sales and marketing expenses as a percentage of sales than our other businesses. Additionally, SG&A in the first six months of 2022 includes a $5.5 million pre-tax gain on sale of property.

Amortization of Intangible Assets. Amortization of intangible assets increased $1.3 million, or 7%, to $19.8 million in the second quarter of 2023 from $18.5 million in the prior year quarter. Amortization of intangible assets increased $4.2 million, or 12%, to $39.6 million in the first six months of 2023 from $35.4 million in the prior year period. The increase in the second quarter and first six months of 2023 compared to the prior year periods primarily reflects the impact of businesses acquired in 2022 and 2023.
Operating Income. Operating income decreased $98.4 million, or 57%, to $75.6 million in the second quarter of 2023 from $174.0 million in 2022. As a percentage of net sales, operating income decreased 360 basis points to 8.2% in the second quarter of 2023 versus 11.8% in the same period in 2022. For the first six months of 2023, operating income decreased $204.0 million, or 61%, to $131.8 million from $335.8 million in the same period in 2022. As a percentage of net sales, operating income decreased 470 basis points to 7.2% in the first six months of 2023 versus 11.9% in the same period in 2022. The decrease in operating income and operating margin is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense increased $3.5 million, or 23%, to $18.3 million in the second quarter of 2023 from $14.8 million in the prior year period. Interest expense increased $7.0 million, or 24%, to $36.7 million in the first six months of 2023 from $29.7 million in the prior year period. This increase primarily reflects the increase in interest rates on our variable rate debt, as well as repayment of our 1.00% Convertible Senior Notes due 2023 at maturity through borrowings under our revolving credit facility, which has a comparatively higher interest rate, partially offset by decreases in average borrowings compared to the prior year periods.
Income Taxes. Income tax expense decreased $27.7 million in the second quarter of 2023 to $15.0 million from $42.7 million in the prior year period. Income tax expense decreased $54.4 million in the first six months of 2023 to $22.5 million from $76.9 million in the prior year period. The decrease in income tax expense is driven primarily by the decrease in income before income taxes. Additionally, the first six months of 2023 and 2022 rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $1.8 million and $4.0 million, respectively.
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

Second Quarter and Six Month Ended July 2, 2023 Compared to 2022
General

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

	Second Quarter Ended
(In thousands)	July 2, 2023	June 26, 2022	Amount Change	% Change
Sales
Manufacturing	$704,291	$1,108,944	$(404,653)	(36)%
Distribution	234,746	393,634	(158,888)	(40)%
Gross Profit
Manufacturing	161,571	259,224	(97,653)	(38)%
Distribution	52,523	75,556	(23,033)	(30)%
Operating Income
Manufacturing	95,203	180,685	(85,482)	(47)%
Distribution	25,840	43,641	(17,801)	(41)%

	Six Months Ended
(In thousands)	July 2, 2023	June 26, 2022	Amount Change	% Change
Sales
Manufacturing	$1,413,106	$2,107,529	$(694,423)	(33)%
Distribution	444,905	759,368	(314,463)	(41)%
Gross Profit
Manufacturing	316,655	495,511	(178,856)	(36)%
Distribution	96,599	151,323	(54,724)	(36)%
Operating Income
Manufacturing	182,369	351,229	(168,860)	(48)%
Distribution	44,146	89,607	(45,461)	(51)%

Manufacturing
Sales. Sales decreased $404.6 million, or 36%, to $704.3 million in the second quarter of 2023 from $1,108.9 million in the prior year quarter. For the first six months of 2023, sales decreased $694.4 million, or 33%, to $1,413.1 million from $2,107.5 million in the prior year period. This segment accounted for approximately 75% and 74% of the Company’s sales for the second quarter of 2023 and 2022, respectively, and 76% and 74% of the Company's sales for the first six months of 2023 and 2022, respectively. The sales decrease in the second quarter of 2023 compared to 2022 was attributed to sales decreases in each of the Company's four end-markets due to reduced industry wholesale unit shipments in the RV, marine and MH industries and previous slowing of housing starts, partially offset by acquisitions completed in 2022 and 2023. For the second quarter of 2023 compared to the same prior year period, the Company's RV end-market sales decreased 56%, the marine end-market sales decreased 8%, the MH end-market sales decreased 34% and industrial end-market sales decreased 15%. For the first six months of 2023 compared to the same prior year period, the Company's RV end-market sales decreased 56%, the marine end-market sales increased 7%, the MH end-market sales decreased 30% and industrial end-market sales decreased 9%. Net sales in the second quarter and first six months of 2022 attributable to acquisitions completed in the first six months of 2022 were approximately $40.8 million and $49.2 million, respectively.
Gross Profit. Gross profit decreased $97.6 million, or 38%, to $161.6 million in the second quarter of 2023 from $259.2 million in the second quarter of 2022. For the first six months of 2023, gross profit decreased $178.8 million, or 36%, to $316.7 million from $495.5 million in the first six months of 2022. As a percentage of sales, gross profit decreased to 22.9% in the second quarter of 2023 from 23.4% in the second quarter of 2022, and decreased to 22.4% in the first six months of 2023 from 23.5% in the first six months of 2022.
Gross profit as a percentage of sales decreased during the second quarter of 2023 compared to second quarter of 2022 due to a 430 basis point increase in manufacturing overhead as a percentage of sales and a 130 basis point increase in manufacturing labor as a percentage of sales, partially offset by a 510 basis point decrease in manufacturing material expense as a percentage of sales.
Gross profit as a percentage of sales decreased during the first six months of 2023 compared to first six months of 2022 due to a 420 basis point increase in manufacturing overhead as a percentage of sales and a 120 basis point increase in manufacturing labor as a percentage of sales, partially offset by a 430 basis point decrease in manufacturing material expense as a percentage of sales.
Operating Income. Operating income decreased $85.5 million, or 47%, to $95.2 million in the second quarter of 2023 from $180.7 million in the prior year quarter. For the first six months of 2023, operating income decreased $168.8 million, or 48%, to $182.4 million from $351.2 million in the first six months of 2022. The overall decrease in operating income in the second quarter and first six months of 2023 primarily reflects the items discussed above.
Distribution
Sales. Sales decreased $158.9 million, or 40%, to $234.7 million in the second quarter of 2023 from $393.6 million in the prior year quarter. For the first six months of 2023, sales decreased $314.5 million, or 41%, to $444.9 million from $759.4 million in the prior year period. This segment accounted for approximately 25% and 26% of the Company’s sales for the second quarter of 2023 and 2022, respectively, and 24% and 26% of the Company's sales for the first six months of 2023 and 2022, respectively. The sales decrease in the second quarter of 2023 compared to the second quarter of 2022 was attributed to a 51% decrease in our RV market sales and a 22% decrease in MH market sales as a result of reduced industry wholesale unit shipments in the respective industries, as well as a 27% decrease in industrial sales, and a 1% decrease in marine market sales. The sales decrease in the first six months of 2023 compared to the first six months of 2022 was attributed to a 53% decrease in our RV market sales and a 22% decrease in MH market sales as a result of reduced industry wholesale unit shipments in the respective industries, as well as a 18% decrease in industrial sales, partially offset by a 4% increase in marine market sales. Net sales in the second quarter and first six months of 2023 attributable to acquisitions completed in the first six months of 2023 was approximately $2.3 million. None of the net sales in the second quarter and first six months of 2022 were attributable to acquisitions completed in the first six months of 2022.

Gross Profit. Gross profit decreased $23.1 million, or 30%, to $52.5 million in the second quarter of 2023 from $75.6 million in the second quarter of 2022. For the first six months of 2023, gross profit decreased $54.7 million, or 36%, to $96.6 million from $151.3 million in the first six months of 2022. As a percentage of sales, gross profit increased to 22.4% in the second quarter of 2023 from 19.2% in the second quarter of 2022, and increased to 21.7% in the first six months of 2023 from 19.9% in the first six months of 2022.
Gross profit as a percentage of sales increased during the second quarter of 2023 compared to second quarter of 2022 primarily due to a 500 basis point decrease in distribution labor as a percentage of sales primarily attributable to a decrease in utilization of outsourced labor, partially offset by a 180 basis point increase in distribution material expense as a percentage of sales as a result of increased material costs.
Gross profit as a percentage of sales increased during the first six months of 2023 compared to the first six months of 2022 primarily due to a 390 basis point decrease in distribution labor as a percentage of sales primarily attributable to a decrease in utilization of outsourced labor, partially offset by a 210 basis point increase in distribution material expense as a percentage of sales as a result of increased material costs.
Operating Income. Operating income decreased $17.8 million, or 41%, to $25.8 million in the second quarter of 2023 from $43.6 million in the prior year quarter. For the first six months of 2023, operating income decreased $45.5 million, or 51%, to $44.1 million from $89.6 million in the first six months of 2022. The decrease in operating income in the second quarter and first six months of 2023 primarily reflects the items discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity at July 2, 2023 consisted of cash and cash equivalents of $33.9 million and $573.0 million of availability under our credit facility.
Cash Flows
Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities was $178.4 million in the first six months of 2023 compared to $74.3 million in the first six months of 2022. The change in operating cash flows is primarily attributable to a $23.4 million source of cash from working capital working compared to a $227.7 million use of cash in the prior year period, partially offset by a $156.7 million reduction in net income.
Investing Activities
Net cash used in investing activities decreased $122.1 million to $65.5 million in the first six months of 2023 from $187.6 million in the first six months of 2022 primarily due to a decrease in cash used in business acquisitions of $123.6 million.
Financing Activities
Net cash used in financing activities was $101.7 million in the first six months of 2023 compared to net cash provided by financing activities of $67.4 million in the first six months of 2022. In the first six months of 2023, revolver and term loan repayments and the repayment of our 1.00% Convertible Senior Notes due 2023 at maturity, net of borrowings under our revolving credit facility, were $61.5 million, compared to borrowings under our revolving credit facility, net of revolver and term loan repayments, of $138.1 million in the first six months of 2022. In addition, there was a $28.6 million decrease in stock repurchases in the first six months of 2023 compared to the prior year period.

Summary of Liquidity and Capital Resources
At July 2, 2023, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its current credit facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.
The ability to access unused borrowing capacity under the Company's senior credit facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the credit agreement governing the credit facility (the "2021 Credit Agreement").
As of and for the reporting period ended July 2, 2023, the Company was in compliance with its financial covenants as required under the terms of its 2021 Credit Agreement. The required maximum consolidated secured net leverage ratio and the required minimum consolidated fixed charge coverage ratio, as such ratios are defined in the 2021 Credit Agreement, compared to the actual amounts as of July 2, 2023 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.64
Consolidated fixed charge coverage ratio (12-month period)	1.50	2.84
In addition, as of July 2, 2023, the Company's consolidated total net leverage ratio (12-month period) was 2.60, which is used to determine the applicable borrowing margin under the 2021 Credit Agreement.
Working capital requirements vary from period to period depending on manufacturing volumes primarily related to the RV, marine, MH, and industrial markets we serve, the timing of deliveries, and the payment cycles of customers. In the event that operating cash flow is inadequate and one or more of the Company's capital resources were to become unavailable, the Company would seek to revise its operating strategies accordingly. The Company will continue to assess its liquidity position and potential sources of supplemental liquidity in view of operating performance, current economic and capital market conditions, and other relevant circumstances.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
There have been no new accounting pronouncements issued but not yet adopted or effective that we believe will have a significant impact on our consolidated financial statements.
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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in this quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from those set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements. Information about certain risks that could affect our business and cause actual results to differ from those expressed or implied in the forward-looking statements are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and in the Company's Forms 10-Q for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations under Credit Agreement
As of July 2, 2023, our total debt obligations under our 2021 Credit Agreement accrue interest under SOFR-based interest rates. A 100-basis point increase in the underlying SOFR would result in additional annual interest cost of approximately $3.3 million, assuming average borrowings, including our revolving credit facility and term loan under our senior credit facility, subject to variable rates of $328.1 million, which was the amount of such borrowings outstanding at July 2, 2023 subject to variable rates, excluding deferred financing costs related to the term loan.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter ended July 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Items 3 and 4 of Part II are not applicable and have been omitted.

ITEM 1.	LEGAL PROCEEDINGS
We are subject to claims and lawsuits in the ordinary course of business. In management's opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations, or cash flows.
See Note 14 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for further discussion of legal matters in relation to commitments and contingencies.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities. None.
(b) Use of Proceeds. None.
(c) Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock in the three months ended July 2, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 3 - April 30, 2023	45,796	$64.81	45,796	$89,748,400
May 1 - June 4, 2023	79,393	64.84	79,393	84,600,760
June 5 - July 2, 2023	17,914	77.65	—	84,600,760
	143,103		125,189
(1) Amount includes 17,914 shares of common stock purchased by the Company in June 2023 for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the exercise of stock options held by the employees.
(2) See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program.

ITEM 5.	OTHER INFORMATION
The following table presents the "Rule 10b5-1 trading arrangement(s)" intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or "non-Rule 10b5-1 trading arrangement(s)," as each term is defined in Item 408(a) of Regulation S-K, that were adopted or terminated by the Company's directors and officers in the three months ended July 2, 2023.

Name of Director/Officer	Title of Director/Officer	Duration of the contract or written plan	Date of adoption (a) or termination (b) contract or written plan	Aggregate number of securities to be sold or purchased pursuant to the contract, instruction or written plan
Andy L. Nemeth	Chief Executive Officer, Director	September 16, 2023 - June 15, 2024	June 15, 2023 (a)	50,000
Derrick B. Mayes	Director	September 13, 2023 - September 12, 2024	June 14, 2023 (a)	1,900

ITEM 6.	EXHIBITS

Exhibits (1)	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRICK INDUSTRIES, INC.
(Registrant)

Date: August 10, 2023	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Chief Executive Officer

Date: August 10, 2023	By:	/s/ Matthew S. Filer
Matthew S. Filer
Interim Executive Vice President - Finance, Chief Financial Officer, and Treasurer