Form 10-Q
period 2023-10-01
PATRICK INDUSTRIES INC
filed 2023-11-09
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☒
As of October 27, 2023, there were 22,134,344 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
($ in thousands, except per share data)	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
NET SALES	$866,073	$1,112,089	$2,686,858	$3,929,957
Cost of goods sold	666,954	875,638	2,083,527	3,071,057
GROSS PROFIT	199,119	236,451	603,331	858,900
Operating expenses:
Warehouse and delivery	37,664	39,997	109,540	125,213
Selling, general and administrative	70,873	84,924	231,814	250,969
Amortization of intangible assets	19,507	18,769	59,093	54,175
Total operating expenses	128,044	143,690	400,447	430,357
OPERATING INCOME	71,075	92,761	202,884	428,543
Interest expense, net	16,879	15,302	53,623	44,990
Income before income taxes	54,196	77,459	149,261	383,553
Income taxes	14,646	18,640	37,181	95,537
NET INCOME	$39,550	$58,819	$112,080	$288,016

BASIC EARNINGS PER COMMON SHARE	$1.84	$2.66	$5.20	$12.93
DILUTED EARNINGS PER COMMON SHARE	$1.81	$2.43	$5.09	$11.78

Weighted average shares outstanding – Basic	21,511	22,087	21,541	22,274
Weighted average shares outstanding – Diluted	21,884	24,413	22,063	24,573

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
($ in thousands)	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
NET INCOME	$39,550	$58,819	$112,080	$288,016
Other comprehensive income, net of tax:
Unrealized gain of hedge derivatives	—	—	—	757
Foreign currency translation loss	(10)	(118)	(109)	(164)
Total other comprehensive income (loss)	(10)	(118)	(109)	593
COMPREHENSIVE INCOME	$39,540	$58,701	$111,971	$288,609

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
($ in thousands)	October 1, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$16,450	$22,847
Trade and other receivables, net	240,850	172,890
Inventories	517,657	667,841
Prepaid expenses and other	36,296	46,326
Total current assets	811,253	909,904
Property, plant and equipment, net	358,266	350,572
Operating lease right-of-use assets	170,128	163,674
Goodwill	637,393	629,263
Intangible assets, net	670,763	720,230
Other non-current assets	8,140	8,828
TOTAL ASSETS	$2,655,943	$2,782,471
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$7,500	$7,500
Current operating lease liabilities	47,262	44,235
Accounts payable	148,239	142,910
Accrued liabilities	132,813	172,595
Total current liabilities	335,814	367,240
Long-term debt, less current maturities, net	1,104,618	1,276,149
Long-term operating lease liabilities	126,231	122,471
Deferred tax liabilities, net	47,390	48,392
Other long-term liabilities	10,587	13,050
TOTAL LIABILITIES	1,624,640	1,827,302
SHAREHOLDERS’ EQUITY
Common stock	201,680	197,003
Accumulated other comprehensive loss	(804)	(695)
Retained earnings	830,427	758,861
TOTAL SHAREHOLDERS’ EQUITY	1,031,303	955,169
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,655,943	$2,782,471

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
($ in thousands)	October 1, 2023	September 25, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,080	$288,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,976	96,256
Stock-based compensation expense	13,675	15,596
Amortization of convertible notes debt discount	823	1,399
(Gain) loss on sale of property, plant and equipment	242	(5,713)
Other non-cash items	2,959	5,049
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(68,114)	(92,199)
Inventories	154,634	(85,091)
Prepaid expenses and other assets	9,098	31,058
Accounts payable, accrued liabilities and other	(39,543)	(24,563)
Net cash provided by operating activities	293,830	229,808
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(47,430)	(63,437)
Proceeds from sale of property, plant and equipment	946	7,441
Business acquisitions, net of cash acquired	(26,009)	(152,888)
Purchases of intangible assets	(2,970)	—
Net cash used in investing activities	(75,463)	(208,884)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt repayments	(5,625)	(3,750)
Borrowings on revolver	482,194	703,402
Repayments on revolver	(477,482)	(703,402)
Repayments of convertible notes	(172,500)	—
Stock repurchases under buyback program	(12,230)	(46,984)
Cash dividends paid to shareholders	(30,260)	(23,007)
Taxes paid for share-based payment arrangements	(8,762)	(10,036)
Payment of deferred financing costs and other	—	(2,142)
Payment of contingent consideration from a business acquisition	(1,430)	(4,780)
Proceeds from exercise of common stock options	1,413	195
Other financing activities	(82)	—
Net cash used in financing activities	(224,764)	(90,504)
Decrease in cash and cash equivalents	(6,397)	(69,580)
Cash and cash equivalents at beginning of year	22,847	122,849
Cash and cash equivalents at end of period	$16,450	$53,269

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

Third Quarter Ended October 1, 2023
($ in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance July 2, 2023	$196,912	$—	$(794)	$801,304	$997,422
Net income	—	—	—	39,550	39,550
Dividends declared	—	—	—	(10,021)	(10,021)
Other comprehensive loss, net of tax	—	—	(10)	—	(10)
Stock repurchases under buyback program	(54)	—	—	(406)	(460)
Repurchases of shares for tax payments related to the vesting and exercising of share-based grants	(1,177)	—	—	—	(1,177)
Issuance of shares upon exercise of common stock options	270	—	—	—	270
Stock-based compensation expense	5,729	—	—	—	5,729
Balance October 1, 2023	$201,680	$—	$(804)	$830,427	$1,031,303

Third Quarter Ended September 25, 2022
($ in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance June 26, 2022	$191,295	$—	$(1,517)	$707,812	$897,590
Net income	—	—	—	58,819	58,819
Dividends declared	—	—	—	(7,540)	(7,540)
Other comprehensive loss, net of tax	—	—	(118)	—	(118)
Stock repurchases under buyback program	(1,293)	—	—	(6,147)	(7,440)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(1)	—	—	—	(1)
Issuance of shares upon exercise of common stock options	14	—	—	—	14
Stock-based compensation expense	5,352	—	—	—	5,352
Balance September 25, 2022	$195,367	$—	$(1,635)	$752,944	$946,676

Nine Months Ended October 1, 2023
($ in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2022	$197,003	$—	$(695)	$758,861	$955,169
Net income	—	—	—	112,080	112,080
Dividends declared	—	—	—	(29,927)	(29,927)
Other comprehensive loss, net of tax	—	—	(109)	—	(109)
Share repurchases under buyback program	(1,649)	—	—	(10,587)	(12,236)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(8,762)	—	—	—	(8,762)
Issuance of shares upon exercise of common stock options	1,413	—	—	—	1,413
Stock-based compensation expense	13,675	—	—	—	13,675
Balance October 1, 2023	$201,680	$—	$(804)	$830,427	$1,031,303

Nine Months Ended September 25, 2022
($ in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2021	$196,383	$59,668	$(2,228)	$513,734	$767,557
Impact of adoption of ASU 2020-06	—	(59,668)	—	15,975	(43,693)
Net income	—	—	—	288,016	288,016
Dividends declared	—	—	—	(22,803)	(22,803)
Other comprehensive income, net of tax	—	—	593	—	593
Share repurchases under buyback program	(6,771)	—	—	(41,978)	(48,749)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(10,036)	—	—	—	(10,036)
Issuance of shares upon exercise of common stock options	195	—	—	—	195
Stock-based compensation expense	15,596	—	—	—	15,596
Balance September 25, 2022	$195,367	$—	$(1,635)	$752,944	$946,676

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of October 1, 2023 and December 31, 2022, its results of operations for the third quarter and nine months ended October 1, 2023 and September 25, 2022, and its cash flows for the nine months ended October 1, 2023 and September 25, 2022.
Patrick's unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The accompanying unaudited condensed consolidated financial statements for Patrick do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to Patrick’s Audited Consolidated Financial Statements for the year ended December 31, 2022, and corresponding notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023.
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2023 ended on October 1, 2023 and the third quarter of fiscal year 2022 ended on September 25, 2022.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023
New Accounting Standards
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification.
The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s unaudited condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements." The amendments in this update modify the disclosure or presentation requirements of a variety of topics in the codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. The amendments in this ASU are effective for public business entities for interim periods beginning after June 30, 2027. The Company is currently evaluating the impacts of the provisions of ASU 2023-06.

NOTE 3. REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segment:

	Third Quarter Ended October 1, 2023
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$273,804	$126,300	$400,104
Marine	193,066	12,148	205,214
Manufactured Housing	66,671	79,030	145,701
Industrial	107,644	7,410	115,054
Total	$641,185	$224,888	$866,073

	Third Quarter Ended September 25, 2022
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$355,791	$167,784	$523,575
Marine	256,357	14,768	271,125
Manufactured Housing	85,767	89,676	175,443
Industrial	130,495	11,451	141,946
Total	$828,410	$283,679	$1,112,089

	Nine Months Ended October 1, 2023
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$780,993	$369,643	$1,150,636
Marine	705,399	44,160	749,559
Manufactured Housing	196,179	226,919	423,098
Industrial	339,108	24,457	363,565
Total	$2,021,679	$665,179	$2,686,858

	Nine Months Ended September 25, 2022
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$1,501,151	$680,463	$2,181,614
Marine	736,854	45,568	782,422
Manufactured Housing	269,773	279,625	549,398
Industrial	384,216	32,307	416,523
Total	$2,891,994	$1,037,963	$3,929,957
Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.

NOTE 4. INVENTORY
Inventories consist of the following:

($ in thousands)	October 1, 2023	December 31, 2022
Raw materials	$276,681	$348,670
Work in process	19,635	22,630
Finished goods	107,840	141,516
Less: reserve for inventory obsolescence	(20,297)	(14,059)
Total manufactured goods, net	383,859	498,757
Materials purchased for resale (distribution products)	142,394	175,061
Less: reserve for inventory obsolescence	(8,596)	(5,977)
Total materials purchased for resale (distribution products), net	133,798	169,084
Total inventories	$517,657	$667,841
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended October 1, 2023 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2022	$558,362	$70,901	$629,263
Acquisitions	—	5,905	5,905
Adjustments to preliminary purchase price allocations	2,008	217	2,225
Balance - October 1, 2023	$560,370	$77,023	$637,393
Intangible assets, net consist of the following as of October 1, 2023 and December 31, 2022:

($ in thousands)	October 1, 2023	December 31, 2022
Customer relationships	$729,764	$722,503
Non-compete agreements	21,561	20,412
Patents	69,310	69,164
Trademarks	197,027	195,957
Intangible assets, gross	1,017,662	1,008,036
Less: accumulated amortization	(346,899)	(287,806)
Intangible assets, net	$670,763	$720,230

Changes in the carrying value of intangible assets for the nine months ended October 1, 2023 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2022	$622,647	$97,583	$720,230
Additions	2,970	11,100	14,070
Amortization	(50,905)	(8,188)	(59,093)
Adjustments to preliminary purchase price allocations	(4,359)	(85)	(4,444)
Balance - October 1, 2023	$570,353	$100,410	$670,763

NOTE 6. ACQUISITIONS
General
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
The Company completed three acquisitions in the first nine months of 2023 (the "2023 Acquisitions"). For the third quarter and nine months ended October 1, 2023, net sales included in the Company's condensed consolidated statements of income related to the 2023 Acquisitions were $7.3 million and $9.8 million, respectively, and operating income was $(0.1) million and $0.1 million, respectively. Acquisition-related costs associated with the 2023 Acquisitions were immaterial. Assets acquired and liabilities assumed in the acquisitions were recorded on the Company's condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one year measurement period. The Company completed three acquisitions in the first nine months of 2022. For the third quarter and nine months ended September 25, 2022, net sales included in the Company's condensed consolidated statements of income related to the acquisitions completed in the first nine months 2022 were $38.0 million and $87.3 million, respectively, and operating income was $6.9 million and $15.9 million, respectively.
Contingent Consideration
In connection with certain acquisitions, the Company is required to pay additional cash consideration if certain financial results of the acquired businesses are achieved. The Company records a liability for the estimated fair value of the contingent consideration related to each of these acquisitions as part of the initial purchase price based on the present value of the expected future cash flows and the probability of future payments at the date of acquisition.
Changes in the fair value of contingent consideration for the nine months ended October 1, 2023 are as follows:

($ in thousands)
Balance - December 31, 2022	$9,213
Additions	3,590
Fair value adjustments(1)	1,000
Settlements	(5,180)
Balance - October 1, 2023	$8,623
(1) The Company records non-cash fair value adjustments to contingent consideration based on expected results, which are included in selling, general and administrative expenses in the Company's condensed consolidated statements of income for the first nine months of 2023.

The following table shows the balance sheet location of the fair value of contingent consideration and the maximum amount of contingent consideration payments the Company may be subject to at October 1, 2023 and December 31, 2022:

($ in thousands)	October 1, 2023	December 31, 2022
Accrued liabilities	$7,583	$5,250
Other long-term liabilities	1,040	3,963
Total fair value of contingent consideration	$8,623	$9,213
Maximum amount of contingent consideration	$10,167	$10,747
2023 Acquisitions
The Company completed three acquisitions in the first nine months ended October 1, 2023, including the following previously announced acquisition:

Company	Segment	Description
BTI Transport	Distribution	Provider of transportation and logistics services to marine original equipment manufacturers ("OEMs") and dealers, based in Elkhart, Indiana, acquired in April 2023. The acquired business operates under the Patrick Marine Transport brand.
Inclusive of two acquisitions not discussed above, total cash consideration for the 2023 Acquisitions was approximately $26.4 million, plus contingent consideration over a two-year period based on future performance in connection with certain acquisitions. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus certain purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Changes to preliminary purchase accounting estimates recorded in the third quarter and nine months ended October 1, 2023 related to the 2023 Acquisitions were immaterial.
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
Inclusive of two acquisitions not discussed above, total cash consideration for the 2022 Acquisitions was approximately $248.1 million, plus contingent consideration over a one to two-year period based on future performance in connection with certain acquisitions. Purchase price allocations and all valuation activities in connection with the 2022 Acquisitions have been finalized, and adjustments made during the year related to changes in the preliminary purchase price allocation recorded in all periods related to the 2022 Acquisitions were immaterial and relate primarily to the valuation of intangible and fixed assets.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition for the 2023 Acquisitions and 2022 Acquisitions:

	2023 Acquisitions	2022 Acquisitions
($ in thousands)		Acquisition A	Acquisition B	All Others	Total
Consideration
Cash, net of cash acquired	$26,359	$132,557	$94,705	$20,832	$248,094
Working capital holdback and other, net	(10)	—	—	(20)	(20)
Contingent consideration(1)	3,500	—	—	1,840	1,840
Total consideration	$29,849	$132,557	$94,705	$22,652	$249,914

Assets Acquired
Trade receivables	$570	$20,640	$4,880	$904	$26,424
Inventories	4,407	32,744	8,732	2,352	43,828
Prepaid expenses & other	190	1,325	164	128	1,617
Property, plant & equipment	10,149	4,681	8,086	1,464	14,231
Operating lease right-of-use assets	1,044	2,917	1,435	599	4,951
Identifiable intangible assets
Customer relationships	10,370	58,000	30,970	7,055	96,025
Non-compete agreements	430	500	—	310	810
Patents	—	7,500	9,500	—	17,000
Trademarks	—	17,000	8,080	1,310	26,390
Liabilities Assumed
Current portion of operating lease obligations	(262)	(512)	(289)	(273)	(1,074)
Accounts payable & accrued liabilities	(472)	(24,521)	(3,336)	(1,291)	(29,148)
Operating lease obligations	(782)	(2,405)	(1,146)	(326)	(3,877)
Deferred tax liabilities	—	(19,930)	(12,684)	—	(32,614)
Total fair value of net assets acquired	25,644	97,939	54,392	12,232	164,563
Goodwill(2)	5,905	34,618	40,313	10,420	85,351
Bargain purchase gain(3)	(1,700)	—	—	—	—
	$29,849	$132,557	$94,705	$22,652	$249,914
(1) These amounts reflect the acquisition date fair value of contingent consideration based on expected future results relating to certain acquisitions.
(2) Goodwill is not tax-deductible for Acquisition A and Acquisition B (totaling approximately $74.9 million) but is tax-deductible for the remaining 2022 Acquisitions and the 2023 Acquisitions.
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
Pro Forma Information
The following pro forma information for the third quarter and nine months ended October 1, 2023 and September 25, 2022 assumes the 2023 Acquisitions and 2022 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2023 Acquisitions and 2022 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.0 million and $0.4 million, respectively, for the third quarter and nine months ended October 1, 2023, and $1.0 million and $5.1 million, respectively, for the third quarter and nine months ended September 25, 2022.

	Third Quarter Ended		Nine Months Ended
($ in thousands, except per share data)	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Revenue	$866,073	$1,124,619	$2,702,753	$4,029,451
Net income	$39,550	$59,023	$112,876	$292,824
Basic earnings per common share	$1.84	$2.67	$5.24	$13.15
Diluted earnings per common share	$1.81	$2.44	$5.12	$11.97
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of the periods indicated above.
NOTE 7. STOCK-BASED COMPENSATION
The Company's Board of Directors (the "Board") approved various stock-based grants under the Company’s 2009 Omnibus Incentive Plan in the nine months ended October 1, 2023 totaling 330,359 shares in the aggregate at an average fair value of $56.28 at grant date for a total fair value at grant date of $18.6 million.
The Company recorded expense, net of forfeitures, of approximately $5.8 million and $13.7 million in the third quarter and nine months ended October 1, 2023, respectively, for its stock-based compensation plans in the condensed consolidated statements of income. Stock-based compensation expense of $5.4 million and $15.6 million was recorded in the third quarter and nine months ended September 25, 2022, respectively.
As of October 1, 2023, there was approximately $24.1 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 12.4 months.

NOTE 8. EARNINGS PER COMMON SHARE
Earnings per common share calculated for the third quarter and first nine months of 2023 and 2022 is as follows:

	Third Quarter Ended		Nine Months Ended
($ in thousands, except per share data)	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Numerator:
Earnings for basic earnings per common share calculation	$39,550	$58,819	$112,080	$288,016
Effect of interest on potentially dilutive convertible notes, net of tax	—	478	162	1,417
Earnings for diluted earnings per common share calculation	$39,550	$59,297	$112,242	$289,433
Denominator:
Weighted average common shares outstanding - basic	21,511	22,087	21,541	22,274
Weighted average impact of potentially dilutive convertible notes	—	2,064	221	2,053
Weighted average impact of potentially dilutive securities	373	262	301	246
Weighted average common shares outstanding - diluted	21,884	24,413	22,063	24,573
Earnings per common share:
Basic earnings per common share	$1.84	$2.66	$5.20	$12.93
Diluted earnings per common share	$1.81	$2.43	$5.09	$11.78
An immaterial amount of securities was not included in the computation of diluted earnings per common share as they are considered anti-dilutive under the treasury stock method for the periods presented.
NOTE 9. DEBT
A summary of total debt outstanding at October 1, 2023 and December 31, 2022 is as follows:

($ in thousands)	October 1, 2023	December 31, 2022
Long-term debt:
1.00% convertible notes due 2023	$—	$172,500
Term loan due 2027	131,250	136,875
Revolver due 2027	85,000	80,289
7.50% senior notes due 2027	300,000	300,000
1.75% convertible notes due 2028	258,750	258,750
4.75% senior notes due 2029	350,000	350,000
Total long-term debt	1,125,000	1,298,414
Less: convertible notes debt discount, net	(5,166)	(5,989)
Less: term loan deferred financing costs, net	(587)	(701)
Less: senior notes deferred financing costs, net	(7,129)	(8,075)
Less: current maturities of long-term debt	(7,500)	(7,500)
Total long-term debt, less current maturities, net	$1,104,618	$1,276,149

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
The interest rate for incremental borrowings under the Revolver due 2027 at October 1, 2023 was the Secured Overnight Financing Rate (“SOFR”) plus 1.75% (or 7.17%) for the SOFR-based option. The fee payable on committed but unused portions of the Revolver due 2027 was 0.23% at October 1, 2023.
Total cash interest paid for the third quarter of 2023 and 2022 was $8.1 million and $3.8 million, respectively, and $40.8 million and $30.9 million for the comparative nine months periods, respectively.
NOTE 10. LEASES
Lease expense, supplemental cash flow information, and other information related to leases were as follows:

	Third Quarter Ended		Nine Months Ended
($ in thousands)	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Operating lease cost	$14,350	$12,801	$41,602	$37,528
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14,253	$12,673	$41,286	$36,909
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,078	$10,297	$45,420	$40,029

Balance sheet information related to leases was as follows:

($ in thousands, except lease term and discount rate)	October 1, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	$170,128	$163,674
Liabilities
Operating lease liabilities, current portion	$47,262	$44,235
Long-term operating lease liabilities	126,231	122,471
Total lease liabilities	$173,493	$166,706

Weighted average remaining lease term, operating leases (in years)	4.8	5.1
Weighted average discount rate, operating leases	5.1%	4.4%

Maturities of lease liabilities were as follows at October 1, 2023:

($ in thousands)
2023 (excluding the nine months ended October 1, 2023)	$14,289
2024	52,997
2025	43,322
2026	32,346
2027	19,684
Thereafter	35,136
Total lease payments	197,774
Less imputed interest	(24,281)
Total	$173,493

As of October 1, 2023, outstanding leases have remaining lease terms ranging from one year to 16 years. The Company has additional operating leases that have not yet commenced as of October 1, 2023 and, therefore, were not included as operating right-of-use assets and corresponding operating lease liabilities on our condensed consolidated balance sheet at October 1, 2023. These operating leases are anticipated to commence in the first quarter of fiscal 2024 with lease terms of five years. The estimated fair value of these operating lease right-of-use assets and corresponding operating lease liabilities to be recorded on our balance sheet upon lease commencement is approximately $2.8 million.
NOTE 11. FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities at October 1, 2023 and December 31, 2022:

	October 1, 2023			December 31, 2022
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents(1)	$7.1	$—	$—	$15.2	$—	$—
7.50% senior notes due 2027(2)	$—	$288.1	$—	$—	$293.9	$—
4.75% senior notes due 2029(2)	$—	$292.6	$—	$—	$293.8	$—
1.00% convertible notes due 2023(2)	$—	$—	$—	$—	$172.0	$—
1.75% convertible notes due 2028(2)	$—	$247.2	$—	$—	$219.9	$—
Term loan due 2027(3)	$—	$131.3	$—	$—	$136.9	$—
Revolver due 2027(3)	$—	$85.0	$—	$—	$80.3	$—
Contingent consideration(4)	$—	$—	$8.6	$—	$—	$9.2
(1) The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market with relatively short maturities, are reported on the condensed consolidated balance sheet as of October 1, 2023 and December 31, 2022 as a component of "Cash and cash equivalents".
(2) The amounts of these notes listed above are the current fair values for disclosure purposes only, and they are recorded in the Company's condensed consolidated balance sheets as of October 1, 2023 and December 31, 2022 using the interest rate method. Repayment of the 1.00% Convertible Notes at maturity is discussed further in Note 9 "Debt".
(3) The carrying amounts of our Term loan due 2027 and Revolver due 2027 approximate fair value as of October 1, 2023 and December 31, 2022 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
(4) The estimated fair value of the Company's contingent consideration is discussed further in Note 6 "Acquisitions".
NOTE 12. INCOME TAXES
The effective tax rate in the third quarter of 2023 and 2022 was 27.0% and 24.1%, respectively, and the effective tax rate for the comparable nine months periods was 24.9% and 24.9%, respectively. The first nine months of 2023 and 2022 rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $2.3 million and $4.0 million, respectively.

Cash paid for income taxes, net of refunds, was $16.9 million and $65.9 million, respectively, in the third quarter and first nine months of 2023 and $38.4 million and $114.9 million, respectively, in the third quarter and first nine months of 2022.
NOTE 13. SEGMENT INFORMATION
Financial results for the Company's reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's Chief Operating Decision Maker (CODM) in allocating resources and in assessing performance. The Company has two reportable segments, Manufacturing and Distribution. The operating results of the operating segments are regularly reviewed by the Company’s CODM, the Chief Executive Officer, to assess the performance of the individual operating segments and to make decisions about resources to be allocated to the operating segments.
The tables below present information about the sales and operating income of those segments.

Third Quarter Ended October 1, 2023
($ in thousands)	Manufacturing	Distribution	Total
Net outside sales	$641,185	$224,888	$866,073
Intersegment sales	18,308	1,971	20,279
Total sales	$659,493	$226,859	$886,352
Operating income	$80,777	$24,026	$104,803

Third Quarter Ended September 25, 2022
($ in thousands)	Manufacturing	Distribution	Total
Net outside sales	$828,410	$283,679	$1,112,089
Intersegment sales	18,481	2,859	21,340
Total sales	$846,891	$286,538	$1,133,429
Operating income	$109,462	$27,228	$136,690

Nine Months Ended October 1, 2023
($ in thousands)	Manufacturing	Distribution	Total
Net outside sales	$2,021,679	$665,179	$2,686,858
Intersegment sales	50,920	6,585	57,505
Total sales	$2,072,599	$671,764	$2,744,363
Operating income	$263,146	$68,172	$331,318

Nine Months Ended September 25, 2022
($ in thousands)	Manufacturing	Distribution	Total
Net outside sales	$2,891,994	$1,037,963	$3,929,957
Intersegment sales	62,426	7,943	70,369
Total sales	$2,954,420	$1,045,906	$4,000,326
Operating income	$460,691	$116,835	$577,526

The following table presents a reconciliation of segment operating income to consolidated operating income:

	Third Quarter Ended		Nine Months Ended
($ in thousands)	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Operating income for reportable segments	$104,803	$136,690	$331,318	$577,526
Unallocated corporate expenses	(14,221)	(25,160)	(69,341)	(94,808)
Amortization	(19,507)	(18,769)	(59,093)	(54,175)
Consolidated operating income	$71,075	$92,761	$202,884	$428,543
Unallocated corporate expenses include corporate general and administrative expenses comprised of wages and other compensation, insurance, taxes, supplies, travel and entertainment, professional fees, amortization of inventory step-up adjustments, and other.
NOTE 14. STOCK REPURCHASE PROGRAMS
In December 2022, the Board authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $100 million, including the $38.2 million remaining under the previous authorization. Approximately $84.1 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program as of October 1, 2023. Under the stock repurchase plan, the Company made repurchases of common stock as follows for the respective periods:

	Third Quarter Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Shares repurchased	6,184	154,388	185,993	808,642
Average price	$74.43	$48.18	$65.79	$60.28
Aggregate cost (in millions)	$0.5	$7.4	$12.2	$48.7
NOTE 15. COMMITMENTS AND CONTINGENCIES
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
In the Company's Form 10-K for the year ended December 31, 2022, the Company described the current status of litigation concerning the Lusher Site Remediation Group. In early July 2023, the court granted the Company’s Rule 54(b) Motion for Final Judgment on previously dismissed claims and granted the Company’s Motion to Dismiss the plaintiff’s remaining claims against the defendants, without prejudice (the Company’s Motion to Dismiss having been joined by the remaining defendants in the litigation.) The only remaining issue pending in the litigation for the Court’s determination is the plaintiff’s motion to bar contribution claims. The Company has also been named as a potentially responsible party for the related Lusher Street Groundwater Contamination Superfund Site (the "Superfund Site") by the U.S. Environmental Protection Agency (the "EPA"). The Company sold certain parcels of real property that the EPA contends are connected to the Superfund Site (the "Divested Properties") in January 2022 for a pretax gain on disposal of $5.5 million that is included in selling, general and administrative expenses in the Company's condensed consolidated statements of income for the first nine months of 2022. The purchaser agreed to indemnify, defend and hold the Company harmless for all liability and exposure, both private and to all EPA claims, concerning and relating to the Divested Properties. The Company does not currently believe that the litigation or the Superfund Site matter are likely to have a material adverse impact on its financial condition, results of operations, or cash flows. However, any litigation is inherently uncertain, the EPA has yet to select a final remedy for the Superfund Site, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Patrick Industries, Inc. This MD&A should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report. In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on page 30 of this Report. The Company undertakes no obligation to update these forward-looking statements.
OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE
Third Quarter and Nine Months 2023 Financial Overview
Recreational Vehicle ("RV") Industry
The RV industry is our primary market and comprised 46% and 47% of the Company’s consolidated net sales in the third quarter ended October 1, 2023 and September 25, 2022, respectively, and 43% and 55% for the comparative nine months periods, respectively. Net sales to the RV industry decreased 24% and 47% in the third quarter and first nine months of 2023, respectively, compared to the prior year periods.
According to the RV Industry Association ("RVIA"), RV wholesale shipments decreased 20% in the third quarter of 2023 to approximately 73,300 units from approximately 91,700 units in the third quarter of 2022. While we estimate RV industry retail unit sales for third quarter of 2023 decreased approximately 38% compared to the third quarter of 2022, industry retail sales exceeded wholesale unit shipments in the third quarter of 2023 as RV OEMs maintained lower production volumes.
RV wholesale unit shipments for the first nine months of 2023 totaled approximately 238,100 units, a decrease of 43% from approximately 416,200 units in the comparative prior year period. We estimate that despite a 24% decrease in RV industry retail unit sales for the first nine months of 2023 compared to the prior year period, industry retail sales exceeded wholesale unit shipments resulting in improved alignment of dealer inventory levels with retail demand.
Marine Industry
Net sales to the marine industry, which represented approximately 24% and 24% of the Company's consolidated net sales in the third quarter ended October 1, 2023 and September 25, 2022, respectively, decreased 24% in the third quarter of 2023 compared to the prior year period. For the first nine months of 2023 and 2022, net sales to the marine industry represented 28% and 20% of our consolidated net sales, respectively, decreasing 4% in the first nine months of 2023 compared to the prior year period. The decrease in net sales was primarily due to a reduction in OEM production levels and inventory decreases at marine dealers, which were offset in part by the contribution from acquisitions completed in 2022 and 2023.
Our marine revenue is generally correlated to marine industry wholesale powerboat unit shipments, which, according to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"), decreased 23% for the third quarter of 2023 and decreased 4% for the first nine months of 2023 compared to the prior year periods. We estimate that marine industry retail powerboat unit sales increased 1% in the third quarter and first nine months of 2023, compared to the prior year periods primarily due to the current macroeconomic environment faced by the end consumer, such as rising interest rates and inflationary pressures. In both the third quarter and first nine months of 2023, estimated retail shipments were higher than estimated wholesale unit sales and were in line with typical seasonal buying patterns of consumers for these products.
Manufactured Housing ("MH") Industry
Net sales to the MH industry, which represented 17% and 16% of the Company’s consolidated net sales in the third quarter ended October 1, 2023 and September 25, 2022, respectively, decreased 17% in the third quarter of 2023 compared to the prior year period. MH net sales represented 16% and 14% of the Company's consolidated net sales for the first nine months of 2023 and 2022, respectively, and decreased 23% in the first nine months of 2023 compared to the first nine months of 2022. Based on industry data from the Manufactured Housing Institute, MH industry wholesale unit shipments decreased 19% in the third quarter of 2023 and decreased 26% in the first nine months of 2023 compared to the prior year periods primarily driven by persistent inflation and elevated interest rates that caused OEMs to adjust production based on anticipated lower consumer demand.
Industrial Market
The industrial market is comprised primarily of kitchen cabinet, countertop, hospitality, retail and commercial fixtures, and office and household furniture markets and regional distributors. Net sales to this market represented 13% of our consolidated net sales in each of the third quarter ended October 1, 2023 and September 25, 2022, and decreased 19% in the third quarter ended October 1, 2023 compared to the prior year period. Industrial net sales represented 13% and 11% of the Company's net sales in the first nine months of 2023 and 2022, respectively, and decreased 13% in the first nine months of 2023 compared to the prior year period. Overall, our revenues in these markets are focused on residential and multifamily housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that, in general, approximately 70% to 80% of our industrial business is directly tied to the residential housing market, with the remaining 20% to 30% tied to the non-residential and commercial markets.
According to the U.S. Census Bureau, combined new housing starts decreased 6% in the third quarter of 2023 compared to the prior year quarter, with single-family housing starts increasing 7%, and multifamily housing starts decreasing 28% for the same period. For the first nine months of 2023, combined new housing starts decreased 12%, with single-family housing starts decreasing 13% and multifamily housing starts decreasing 11% for the same period. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended October 1, 2023 Compared to 2022
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Third Quarter Ended
($ in thousands)	October 1, 2023		September 25, 2022		Amount Change	% Change
Net sales	$866,073	100.0%	$1,112,089	100.0%	$(246,016)	(22)%
Cost of goods sold	666,954	77.0%	875,638	78.7%	(208,684)	(24)%
Gross profit	199,119	23.0%	236,451	21.3%	(37,332)	(16)%
Warehouse and delivery expenses	37,664	4.3%	39,997	3.6%	(2,333)	(6)%
Selling, general and administrative expenses	70,873	8.2%	84,924	7.6%	(14,051)	(17)%
Amortization of intangible assets	19,507	2.3%	18,769	1.7%	738	4%
Operating income	71,075	8.2%	92,761	8.3%	(21,686)	(23)%
Interest expense, net	16,879	1.9%	15,302	1.4%	1,577	10%
Income taxes	14,646	1.7%	18,640	1.7%	(3,994)	(21)%
Net income	$39,550	4.6%	$58,819	5.3%	$(19,269)	(33)%

	Nine Months Ended
($ in thousands)	October 1, 2023		September 25, 2022		Amount Change	% Change
Net sales	$2,686,858	100.0%	$3,929,957	100.0%	$(1,243,099)	(32)%
Cost of goods sold	2,083,527	77.5%	3,071,057	78.1%	(987,530)	(32)%
Gross profit	603,331	22.5%	858,900	21.9%	(255,569)	(30)%
Warehouse and delivery expenses	109,540	4.1%	125,213	3.2%	(15,673)	(13)%
Selling, general and administrative expenses	231,814	8.6%	250,969	6.4%	(19,155)	(8)%
Amortization of intangible assets	59,093	2.2%	54,175	1.4%	4,918	9%
Operating income	202,884	7.6%	428,543	10.9%	(225,659)	(53)%
Interest expense, net	53,623	2.0%	44,990	1.1%	8,633	19%
Income taxes	37,181	1.4%	95,537	2.4%	(58,356)	(61)%
Net income	$112,080	4.2%	$288,016	7.3%	$(175,936)	(61)%
Net Sales. Net sales in the third quarter of 2023 decreased $246.0 million, or 22%, to $866.1 million from $1,112.1 million in the third quarter of 2022. Net sales in the third quarter of 2023 decreased as a result of lower wholesale unit shipments in our end markets and lower pricing passed on to our customers to reflect changes in certain commodity costs, partially offset by market share gains. The Company's RV market sales decreased $123.5 million, or 24%, in the quarter resulting from the continued reduction of production by our RV OEM customers. Marine market sales decreased $65.9 million, or 24%, attributable to a wholesale shipment decline compared to the prior year quarter. MH market sales decreased $29.7 million, or 17%, due to industry headwinds from elevated financing rates and persistent inflation. Industrial market sales decreased $26.9 million, or 19% when compared to the prior year quarter, which is in line with housing start trends in the prior two quarters.
Net sales in the first nine months of 2023 decreased $1,243.1 million, or 32%, to $2,686.9 million from $3,930.0 million in the first nine months of 2022. The net sales decrease in the first nine months of 2023 reflects a $1,031.0 million decline in RV revenues resulting from the continued reduction of production by our RV OEM customers, a $126.3 million decline in MH revenues due to industry headwinds from elevated financing rates and persistent inflation and a $32.9 million decline in marine revenues due to a reduction in OEM production levels and inventory decreases at the marine dealers, which were partially offset by the contribution from acquisitions completed in 2022 and 2023. The Company's RV market sales decreased 47%, marine market sales decreased 4%, MH market sales decreased 23% and industrial market sales decreased 13% in the first nine months of 2023 when compared to the prior year period.
Revenue attributable to acquisitions completed in the first nine months of 2023 was $7.3 million and $9.8 million in the third quarter and first nine months of 2023, respectively. Revenue attributable to acquisitions completed in the first nine months of 2022 was $38.0 million and $87.3 million in the third quarter and first nine months of 2022, respectively.
The Company’s RV content per wholesale unit (on a trailing twelve-month basis) for the third quarter of 2023 decreased approximately 2% to $4,957 from $5,065 for the third quarter of 2022. Marine powerboat content per wholesale unit (on a trailing twelve-month basis) for the third quarter of 2023 increased approximately 3% to an estimated $5,009 from $4,860 for the third quarter of 2022. MH content per wholesale unit (on a trailing twelve-month basis) for the third quarter of 2023 increased approximately 7% to $6,444 from $6,029 for the third quarter of 2022. The decrease in content per wholesale unit in the RV market reflects pricing impacts. The increases in content per wholesale unit in the marine powerboat and MH markets primarily reflect product mix shifts by certain OEM customers, market share gains, and contributions from businesses acquired in 2022 and 2023.
Cost of Goods Sold. Cost of goods sold decreased $208.6 million, or 24%, to $667.0 million in the third quarter of 2023 from $875.6 million in the comparative 2022 period. As a percentage of net sales, cost of goods sold decreased 170 basis points during the third quarter of 2023 to 77.0% from 78.7% in the prior year period.

Cost of goods sold decreased $987.6 million, or 32%, to $2,083.5 million in the first nine months of 2023 from $3,071.1 million in the first nine months of 2022. As a percentage of net sales, cost of goods sold decreased 60 basis points during the first nine months of 2023 to 77.5% from 78.1% in the prior year period.
Cost of goods sold as a percentage of net sales decreased in the third quarter and first nine months of 2023 primarily as a result of (i) continued cost reduction and automation initiatives we deployed throughout 2022 and into 2023 that had a positive impact on material and labor costs, (ii) improved labor efficiencies as a result of investment in human capital and improved retention rates, and (iii) synergies and different cost profiles from acquisitions completed in 2022 and 2023, partially offset by reduced industry volumes resulting in less favorable fixed cost absorption when compared to the prior year periods. For the third quarter of 2023, these factors contributed to a 290 basis point decrease in material costs as a percentage of net sales and a 120 basis point decrease in labor as a percentage of net sales, partially offset by a 240 basis point increase in overhead as a percentage of net sales. For the first nine months of 2023, these factors contributed to a 300 basis point decrease in material costs as a percentage of net sales and a 60 basis point decrease in labor as a percentage of net sales, partially offset by a 300 basis point increase in overhead as a percentage of net sales. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in production.
Gross Profit. Gross profit decreased $37.4 million, or 16%, to $199.1 million in the third quarter of 2023 from $236.5 million in the prior year period. As a percentage of net sales, gross profit increased 170 basis points to 23.0% in the third quarter of 2023 from 21.3% in the same period in the prior year period.
Gross profit decreased $255.6 million, or 30%, to $603.3 million in the first nine months of 2023 from $858.9 million in the prior year period. As a percentage of net sales, gross profit increased 60 basis points to 22.5% in the first nine months of 2023 from 21.9% in the same period in the prior year period.
The increase in gross profit as a percentage of net sales in the third quarter and first nine months of 2023 compared to the same periods in 2022 reflects the impact of the factors discussed above under “Cost of Goods Sold”.
Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $2.3 million, or 6%, to $37.7 million in the third quarter of 2023 from $40.0 million in the third quarter of 2022. As a percentage of net sales, warehouse and delivery expenses increased 70 basis points to 4.3% in the third quarter of 2023 compared to 3.6% in the third quarter of 2022.
Warehouse and delivery expenses decreased $15.7 million, or 13%, to $109.5 million in the first nine months of 2023 from $125.2 million in the first nine months of 2022. As a percentage of net sales, warehouse and delivery expenses increased 90 basis points to 4.1% in the first nine months of 2023 compared to 3.2% in the first nine months of 2022.
The decrease in warehouse and delivery expenses in the third quarter and first nine months of 2023 compared to the same periods in 2022 is attributable to the decrease in sales. The increase as a percentage of net sales in the third quarter and first nine months of 2023 as compared to the same 2022 periods is primarily attributable to increased property and casualty insurance rates, the fixed-cost nature of certain warehouse and delivery expenses, and the impact from acquisitions.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses decreased $14.0 million, or 17%, to $70.9 million in the third quarter of 2023 from $84.9 million in the prior year quarter. As a percentage of net sales, SG&A expenses were 8.2% in the third quarter of 2023 compared to 7.6% in the third quarter of 2022.
SG&A expenses decreased $19.2 million, or 8%, to $231.8 million in the first nine months of 2023 from $251.0 million in the prior year quarter. As a percentage of net sales, SG&A expenses were 8.6% in the first nine months of 2023 compared to 6.4% in the first nine months of 2022.
The decrease in SG&A expenses in the third quarter and first nine months of 2023 compared to 2022 is primarily attributed to decreases in incentive compensation, professional fees, and adjustments to the fair value of contingent consideration, partially offset by increases in software and insurance expenditures. As a percentage of sales, SG&A expenses increased 60 basis points and 220 basis points for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. This increase primarily reflects the decrease in net sales and the fixed-cost nature of certain SG&A expenses. In addition, certain acquisitions completed in 2022 have higher sales and marketing expenses as a percentage of sales than our other businesses. Additionally, SG&A expenses in the first nine months of 2022 include a $5.5 million pre-tax gain on sale of property, as noted above.
Amortization of Intangible Assets. Amortization of intangible assets increased $0.7 million, or 4%, to $19.5 million in the third quarter of 2023 from $18.8 million in the prior year quarter. Amortization of intangible assets increased $4.9 million, or 9%, to $59.1 million in the first nine months of 2023 from $54.2 million in the prior year period. The increase in the third quarter and first nine months of 2023 compared to the prior year periods primarily reflects the impact of businesses acquired in 2022 and 2023.
Operating Income. Operating income decreased $21.7 million, or 23%, to $71.1 million in the third quarter of 2023 from $92.8 million in 2022. As a percentage of net sales, operating income decreased 10 basis points to 8.2% in the third quarter of 2023 versus 8.3% in the same period in 2022. For the first nine months of 2023, operating income decreased $225.6 million, or 53%, to $202.9 million from $428.5 million in the same period in 2022. As a percentage of net sales, operating income decreased 330 basis points to 7.6% in the first nine months of 2023 versus 10.9% in the same period in 2022. The decrease in operating income and operating margin is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense increased $1.6 million, or 10%, to $16.9 million in the third quarter of 2023 from $15.3 million in the prior year period. Interest expense increased $8.6 million, or 19%, to $53.6 million in the first nine months of 2023 from $45.0 million in the prior year period. These increases primarily reflect the increase in interest rates on our variable rate debt, as well as repayment of our 1.00% Convertible Senior Notes due 2023 at maturity through borrowings under our revolving credit facility, which has a comparatively higher interest rate, partially offset by decreases in average borrowings compared to the prior year periods.
Income Taxes. Income tax expense decreased $4.0 million in the third quarter of 2023 to $14.6 million from $18.6 million in the prior year period. Income tax expense decreased $58.3 million in the first nine months of 2023 to $37.2 million from $95.5 million in the prior year period. The decrease in income tax expense is driven primarily by the decrease in income before income taxes. Additionally, the first nine months of 2023 and 2022 rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $2.3 million and $4.0 million, respectively.
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
SEGMENT REPORTING
The Company's reportable segments, Manufacturing and Distribution, are based on its method of internal reporting. The Company regularly evaluates the performance of the Manufacturing and Distribution segments and allocates resources to them based on a variety of indicators including sales and operating income. The Company does not measure profitability at the customer end market (RV, marine, MH and industrial) level.

Third Quarter and Nine Months Ended October 1, 2023 Compared to 2022
General

In the discussion that follows, sales attributable to the Company’s reportable segments include intersegment sales and gross profit includes the impact of intersegment operating activity.
The table below presents information about the sales, gross profit and operating income of the Company’s reportable segments. A reconciliation of consolidated operating income is presented in Note 13 "Segment Information" of the Notes to Condensed Consolidated Financial Statements.

	Third Quarter Ended
($ in thousands)	October 1, 2023	September 25, 2022	Amount Change	% Change
Sales
Manufacturing	$659,493	$846,891	$(187,398)	(22)%
Distribution	$226,859	$286,538	$(59,679)	(21)%
Gross Profit
Manufacturing	$144,194	$182,362	$(38,168)	(21)%
Distribution	$50,187	$56,150	$(5,963)	(11)%
Operating Income
Manufacturing	$80,777	$109,462	$(28,685)	(26)%
Distribution	$24,026	$27,228	$(3,202)	(12)%

	Nine Months Ended
($ in thousands)	October 1, 2023	September 25, 2022	Amount Change	% Change
Sales
Manufacturing	$2,072,599	$2,954,420	$(881,821)	(30)%
Distribution	$671,764	$1,045,906	$(374,142)	(36)%
Gross Profit
Manufacturing	$460,849	$677,873	$(217,024)	(32)%
Distribution	$146,787	$207,473	$(60,686)	(29)%
Operating Income
Manufacturing	$263,146	$460,691	$(197,545)	(43)%
Distribution	$68,172	$116,835	$(48,663)	(42)%
Manufacturing
Sales. Sales decreased $187.4 million, or 22%, to $659.5 million in the third quarter of 2023 from $846.9 million in the prior year quarter. For the first nine months of 2023, sales decreased $881.8 million, or 30%, to $2,072.6 million from $2,954.4 million in the prior year period. The manufacturing segment accounted for approximately 74% and 75% of the Company’s sales for the third quarter of 2023 and 2022, respectively, and 76% and 74% of the Company's sales for the first nine months of 2023 and 2022, respectively. The sales decrease in the third quarter of 2023 compared to 2022 was attributed to sales decreases in each of the Company's four end markets due to reduced industry wholesale unit shipments in the RV, marine and MH industries and slowing of housing starts, partially offset by acquisitions completed in 2022 and 2023. For the third quarter of 2023 compared to the same prior year period, the Company's RV end market sales decreased 23%, the marine end market sales decreased 25%, the MH end market sales decreased 22% and industrial end market sales decreased 18%. For the first nine months of 2023 compared to the same prior year period, the Company's RV end market sales decreased 48%, the marine end market sales decreased 4%, the MH end market sales decreased

27% and industrial end market sales decreased 12%. Net sales attributable to acquisitions completed in the first nine months of 2023 were approximately $1.6 million for both the third quarter and the first nine months of 2023. Net sales attributable to acquisitions completed in the first nine months of 2022 were approximately $38.0 million and $87.3 million in the third quarter and first nine months of 2022, respectively.
Gross Profit. Gross profit decreased $38.2 million, or 21%, to $144.2 million in the third quarter of 2023 from $182.4 million in the third quarter of 2022. For the first nine months of 2023, gross profit decreased $217.1 million, or 32%, to $460.8 million from $677.9 million in the first nine months of 2022. As a percentage of sales, gross profit increased to 21.9% in the third quarter of 2023 from 21.5% in the third quarter of 2022, and decreased to 22.2% in the first nine months of 2023 from 22.9% in the first nine months of 2022.
Gross profit as a percentage of sales increased during the third quarter compared to the same period in 2022 due to decrease in manufacturing material cost as a percentage of sales, partially offset by increases in manufacturing overhead and labor costs as a percentage of sales.
Gross profit as a percentage of sales decreased during the first nine months of 2023 compared to the same period in 2022 due to an increase in manufacturing overhead and labor costs as a percentage of sales, partially offset by a decrease in manufacturing material costs as a percentage of sales. These fluctuations are a result of changes in certain commodity input costs, reduced sales volumes, and differing cost and margin profiles of acquisitions completed in 2022 and 2023.

Operating Income. Operating income decreased $28.7 million, or 26%, to $80.8 million in the third quarter of 2023 from $109.5 million in the prior year quarter. For the first nine months of 2023, operating income decreased $197.6 million, or 43%, to $263.1 million from $460.7 million in the first nine months of 2022. The overall decrease in operating income in the third quarter and first nine months of 2023 primarily reflects the items discussed above.
Distribution
Sales. Sales decreased $59.6 million, or 21%, to $226.9 million in the third quarter of 2023 from $286.5 million in the prior year quarter. For the first nine months of 2023, sales decreased $374.1 million, or 36%, to $671.8 million from $1,045.9 million in the prior year period. This segment accounted for approximately 26% and 25% of the Company’s sales for the third quarter of 2023 and 2022, respectively, and 24% and 26% of the Company's sales for the first nine months of 2023 and 2022, respectively. The sales decrease in the third quarter of 2023 compared to the third quarter of 2022 was attributed to a 25% decrease in our RV end-market sales and a 12% decrease in MH end-market sales as a result of reduced industry wholesale unit shipments in the respective industries, as well as a 35% decrease in industrial end-market sales, and a 18% decrease in marine end-market sales. The sales decrease in the first nine months of 2023 compared to the first nine months of 2022 was attributed to a 46% decrease in our RV end-market sales and a 19% decrease in MH end-market sales as a result of reduced industry wholesale unit shipments in the respective industries, as well as a 24% decrease in industrial end-market sales, partially offset by a 3% increase in marine end-market sales. Net sales in the third quarter and first nine months of 2023 attributable to acquisitions completed in the first nine months of 2023 was approximately $5.7 million and $8.2 million, respectively. None of the net sales in the third quarter and first nine months of 2022 were attributable to acquisitions completed in the first nine months of 2022.
Gross Profit. Gross profit decreased $6.0 million, or 11%, to $50.2 million in the third quarter of 2023 from $56.2 million in the third quarter of 2022. For the first nine months of 2023, gross profit decreased $60.7 million, or 29%, to $146.8 million from $207.5 million in the first nine months of 2022. As a percentage of sales, gross profit increased to 22.1% in the third quarter of 2023 from 19.6% in the third quarter of 2022, and increased to 21.9% in the first nine months of 2023 from 19.8% in the first nine months of 2022.
Gross profit as a percentage of sales increased during the third quarter and first nine months of 2023 compared to the same periods in 2022 primarily due to a decrease in distribution labor as a percentage of sales, attributable to a decrease in utilization of outsourced labor, partially offset by increased material costs.
Operating Income. Operating income decreased $3.2 million, or 12%, to $24.0 million in the third quarter of 2023 from $27.2 million in the prior year quarter. For the first nine months of 2023, operating income decreased $48.6 million, or 42%, to $68.2 million from $116.8 million in the first nine months of 2022. The decrease in operating income in the third quarter and first nine months of 2023 primarily reflects the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity at October 1, 2023 consisted of cash and cash equivalents of $16.5 million and $683.1 million of availability under our credit facility.
Cash Flows
Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities was $293.8 million in the first nine months of 2023 compared to $229.8 million in the first nine months of 2022. The change in operating cash flows is primarily attributable to a $56.1 million source of cash from working capital compared to a $170.8 million use of cash in the prior year period, partially offset by a $175.9 million reduction in net income.
Investing Activities
Net cash used in investing activities decreased $133.4 million to $75.5 million in the first nine months of 2023 from $208.9 million in the first nine months of 2022 primarily due to a decrease in cash used in business acquisitions of $126.9 million.
Financing Activities
Net cash used in financing activities was $224.8 million in the first nine months of 2023 compared to $90.5 million used in the first nine months of 2022. In the first nine months of 2023, revolver and term loan repayments and the repayment of our 1.00% Convertible Senior Notes due 2023 at maturity, net of borrowings under our revolving credit facility, were $173.4 million, compared to net repayments on our revolver and term loan of $3.8 million in the first nine months of 2022. This increase in outflows was partially offset by a $34.8 million decrease in stock repurchases in the first nine months of 2023 compared to the prior year period.
Summary of Liquidity and Capital Resources
At October 1, 2023, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowing capacity under its current credit facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.
The ability to access unused borrowing capacity under the Company's senior credit facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the credit agreement governing the credit facility (the "2021 Credit Agreement").
As of and for the reporting period ended October 1, 2023, the Company was in compliance with its financial covenants as required under the terms of its 2021 Credit Agreement. The required maximum consolidated secured net leverage ratio and the required minimum consolidated fixed charge coverage ratio, as such ratios are defined in the 2021 Credit Agreement, compared to the actual amounts as of October 1, 2023 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.44
Consolidated fixed charge coverage ratio (12-month period)	1.50	2.88
In addition, as of October 1, 2023, the Company's consolidated total net leverage ratio (12-month period) was 2.50, which is used to determine the applicable borrowing margin under the 2021 Credit Agreement.

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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 2, “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements in Item 1.
CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies which are summarized in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023.
OTHER
Seasonality
Manufacturing operations in the RV, marine and MH industries historically have been seasonal and at their highest levels when the weather is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second quarter and lowest in the fourth quarter. Seasonal industry trends in the past several years have included the impact related to major RV manufacturer open houses for dealers in the August/September timeframe as well as marine open houses in the January/February timeframe, resulting in dealers delaying certain restocking purchases until new product lines are introduced at these shows. In addition, current and future seasonal industry trends may be different than in prior years due to the impact of national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, timing of dealer orders, fluctuations in dealer inventories, the impact of the COVID-19 pandemic on consumer buying patterns, and from time to time, the impact of severe weather conditions on the timing of industry-wide wholesale shipments.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations under Credit Agreement
As of October 1, 2023, our total debt obligations under our 2021 Credit Agreement accrue interest under SOFR-based interest rates. A 100-basis point increase in the underlying SOFR would result in additional annual interest cost of approximately $2.2 million, assuming average borrowings, including our revolving credit facility and term loan under our senior credit facility, subject to variable rates of $216.3 million, which was the amount of such borrowings outstanding at October 1, 2023 subject to variable rates, excluding deferred financing costs related to the term loan.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter ended October 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 15 "Commitments and Contingencies" to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Recent Sales of Unregistered Securities. None.
(b) Use of Proceeds. None.
(c) Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock in the three months ended October 1, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 3 - July 30, 2023	1,733	$85.01	—	$84,600,760
July 31 - September 3, 2023	2,125	$84.68	—	$84,600,760
September 4 - October 1, 2023	49,449	$80.13	6,184	$84,140,498
	53,307		6,184
(1) Amount includes 47,123 shares of common stock purchased by the Company in the period for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards and the exercise of stock options held by the employees.
(2) See Note 14 "Stock Repurchase Programs" of the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program.
ITEM 5. OTHER INFORMATION
During the three months ended October 1, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: November 9, 2023	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Chief Executive Officer

Date: November 9, 2023	By:	/s/ Matthew S. Filer
Matthew S. Filer
Interim Executive Vice President - Finance, Chief Financial Officer, and Treasurer