Form 10-K
period 2023-12-31
PATRICK INDUSTRIES INC
filed 2024-02-29
CIK 76605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ……………… to ………………
Commission file number 000-03922
PATRICK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana			35-1057796
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

107 W. Franklin St.	Elkhart,	Indiana	46516
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (574) 294-7511
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, without par value	PATK	Nasdaq Stock Market LLC
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
Large accelerated filer ☒  Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $1.7 billion. As of February 16, 2024, there were 22,382,306 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2024 are incorporated by reference into Part III of this Form 10-K.

PATRICK INDUSTRIES, INC.
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2023
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
•increases/decreases in the value of financial assets, which may affect discretionary spending in industries to which our products are sold;
•the ability to retain key management personnel;
•adverse weather conditions impacting retail sales;
•our ability to remain in compliance with our credit agreement covenants;
•the impact of any pandemic or other public health emergency on the economy, our end markets and our operations, and;
•national and regional economic, market and political conditions.
You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in the reports and documents that the Company files with the SEC, including this Annual Report on Form 10-K for the year ended December 31, 2023.
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

The Company operates through a nationwide network that includes, as of December 31, 2023, 179 manufacturing plants and 62 warehouse and distribution facilities located in 23 states, with a small presence in Mexico, China and Canada. The Company operates within two reportable segments, Manufacturing and Distribution, through a nationwide network of manufacturing and distribution centers for its products, thereby reducing in-transit delivery time and cost to the regional manufacturing footprint of its customers. The Manufacturing and Distribution segments accounted for 75% and 25%, respectively, of the Company’s consolidated net sales for 2023. Financial information about these operating segments is included in Note 16 "Segment Information" of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K (the "Form 10-K") and incorporated herein by reference.

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

Over the last three years, we have executed on a number of new product initiatives and completed acquisitions for approximately $804 million in total consideration that directly complement our core competencies and existing products, expand our presence in our primary end markets, and position us to enter new end markets.

Patrick believes that returning capital to shareholders is an important part of its capital allocation strategy, and during 2023 we returned $61 million to shareholders through our regular quarterly dividend and opportunistic share repurchases.

The Company was incorporated in 1959 in Indiana. The Company's principal executive and administrative offices are located at 107 West Franklin Street, Elkhart, Indiana 46516 and the telephone number is (574) 294-7511; Internet website address: www.patrickind.com.

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

Primary Markets
Patrick manufactures and distributes its products for four primary end markets. Our operating facilities generally are strategically located in proximity to the customers they serve. The Company’s net sales by market are as follows:

	2023	2022
RV	43%	53%
Marine	27%	21%
MH	16%	15%
Industrial	14%	11%
Total	100%	100%
Recreational Vehicles
The Company’s RV products are sold primarily to major manufacturers of RVs, smaller original equipment manufacturers ("OEMs"), and to a lesser extent, manufacturers in adjacent industries. The principal types of recreational vehicles include (1) towables: conventional travel trailers, fifth wheels, folding camping trailers, and truck campers; and (2) motorized: class A (large motor homes), class B (van campers), and class C (small-to-mid size motor homes). The RV market is primarily dominated by Thor Industries, Inc. (“Thor”), Forest River, Inc. (“Forest River”) and Winnebago Industries, Inc. ("Winnebago") which combined held approximately 86% of retail market share for towables and 83% for motorized units for 2023 as reported per Statistical Surveys, Inc. ("SSI").
We believe there has been substantial growth over the past several years in the consumer’s affinity for the Outdoor Enthusiast lifestyle. As more people see the benefits of enjoying the outdoors with families and friends, there should be a positive impact on long-term demand in the RV market. We also are optimistic about the near-term outlook for the RV market, which we believe bottomed in 2023 after a period of sharp declines in OEM production in late 2022 and 2023 as a result of decreased retail demand and dealer inventory reductions. Our analysis suggests that dealer inventory levels are currently well below historical norms and will need to be replenished when retail demand recovers. Our strategy in the RV space continues to be centered around our goal of providing best-in-class customer service and a growing portfolio of products to OEMs through our full solutions model, therefore helping our customers innovate and build quality units across the spectrum of feature and price.
We estimate that our mix of RV revenues related to towable units and motorized units is consistent with the overall RV industry production mix. In 2023, according to the Recreation Vehicle Industry Association ("RVIA"), towable and motorized unit shipments represented approximately 85% and 15%, respectively, of total RV industry wholesale shipments with wholesale unit shipments decreasing 39% in the towable sector and decreasing 21% in the motorized sector in 2023 compared to the prior year.
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
Demographic and ownership trends continue to point to favorable market growth for the long term in the RV market, as we believe that there has been a shift toward outdoor, nature-based tourism activities in a post-COVID environment, with younger and more diverse campers across different socio-economic groups. According to the 2023 Kampgrounds of America, Inc. ("KOA") North American Camping and Outdoor Hospitality Report, based on surveys of North American leisure travelers, 58.5 million households went camping in 2022, an increase from 57 million in 2021 and 42 million in 2019. Of these camping households, 15.2 million went on at least one RV trip during 2022, compared to 14.8 million in 2021 and 11.3 million in 2019. At the same time, the proportion of campers in younger demographic groups has been steadily increasing over the last several years, with "millennials" and "Gen Zers" representing 71% of campers in 2022, up from 53% in 2021 and 44% in 2019. Additionally, according to the 2023 KOA report, 28% of 2022 camper households reported household income of over $100,000. While this percentage was down from 37% in 2021, these higher-income households still represented a significantly greater proportion of campers than before the COVID-19 pandemic.

Detailed narrative information about the Company’s sales to the RV industry is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the "MD&A") of this Form 10-K.

Marine
We believe that the marine market reflects the active, outdoor leisure-based, family-oriented lifestyle, similar to our RV end market, and the Company has increased its focus and expanded its presence in this market through recent acquisitions, particularly within the last three years. Consumer demand in the marine market is generally driven by the popularity of the recreational and leisure lifestyle and by economic conditions. The sharp increase in demand for powerboats, which is our primary marine market, experienced during the COVID-19 pandemic continued through 2021 and into 2022, although supply chain constraints limited wholesale unit shipments which resulted in higher order backlogs and historically low dealer inventory levels, during the first half of 2022. While these supply chain constraints improved during the second half of 2022, OEM production declined slightly in 2023 as concerns relating to elevated interest rates, inflation and overall economic uncertainties dampened retail demand and led marine dealers to reduce inventory levels. The Company's marine revenue mix is slightly more concentrated toward higher dollar units, particularly the fiberglass and ski and wake segments, which began to see more pronounced softness in market demand in the second half of 2023 compared to the broader marine market. We expect to continue to feel the effects of our revenue mix through the first half of 2024. Despite short-term challenges, we remain optimistic about the long-term outlook including within the high value, premium segment of the marine industry that we serve.

According to the National Marine Manufacturers Association (“NMMA”), per its 2022 U.S. Recreational Boating Statistical Abstract (the "Abstract"), U.S. retail expenditures on boats, engines, accessories, and related costs totaled approximately $59.3 billion in 2022, up approximately 4.4% from 2021. Based on data from the Abstract, we estimate that the average age of pre-owned powerboats sold during 2022 was approximately 23 years compared to an average useful life of 30 years.

The Company’s sales to the marine industry are primarily focused on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum fishing, pontoon and ski & wake. Based on current available data per SSI through December 2023, within the powerboat sector for 2023, fiberglass units accounted for approximately 35% of retail unit sales, aluminum 25%, pontoon 34% and ski & wake 6%. In addition, per SSI, marine powerboat retail unit shipments decreased approximately 5% in 2023 compared to 2022, while marine wholesale unit shipments, according to Company estimates based on NMMA data, increased approximately 2% in 2023 compared to 2022. Additional information about the Company’s sales to the marine industry is included in the MD&A of this Form 10-K.
Manufactured Housing
The Company’s products for this market are sold primarily to major manufacturers of manufactured homes, other OEMs, and to a lesser extent, manufacturers in adjacent industries. In the aggregate, the top three manufacturers produced approximately 80% of MH market retail unit shipments in 2023 per SSI.
Wholesale unit shipments have increased in the MH industry from a low of approximately 49,800 units in 2009 to approximately 89,200 units in 2023 after reaching a 15-year high of 112,900 units in 2022. The Company believes there is growth potential for this market in the long term driven by pent-up demand, multi-family housing capacity, demand for lower-cost rental options, increased affordability and quality, demographic trends such as increased first-time home buyers and urban-to-suburban relocations trends, new home pricing, and investments from developers and real estate investment trusts. We continue to expand our product offerings to meet the evolving needs of our OEM customers, including energy efficient water heaters, furnaces, heating, ventilation, and air conditioning ("HVAC") duct systems and other products for OEMs seeking to exceed government sustainability guidelines on manufactured homes.

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
Industrial Markets
We estimate that approximately 70% to 80% of our industrial net sales in 2023 were associated with the U.S. residential housing market. We believe that there is a direct correlation between the demand for our products and new residential housing construction and existing home remodeling activities. Patrick's sales to the industrial market generally lag new housing starts by four to six months as our industrial products are generally among the last components installed into new unit construction and will vary based on differences in regional economic prospects.
Many of Patrick's core manufacturing products are also utilized in the kitchen cabinet, high-rise, office and household furniture, hospitality, and fixtures and commercial furnishings markets. These markets are generally categorized by a more performance-than-price driven customer base and provide an opportunity for the Company to diversify its customer base. Additionally, we believe that other residential and commercial segments have been less vulnerable to import competition, and therefore, provide opportunities for increased sales penetration and market share gains. After a relatively flat first half of 2023, multifamily housing starts experienced significant softness in the second half of 2023. Single-family housing starts began to recover in the second half of 2023 after declining significantly earlier in the year. Housing prices were resilient last year in the face of a continued elevated mortgage rates. The potential for interest rate cuts in 2024, combined with low inventory and high prices for existing homes for sale, may provide support for our industrial market in 2024, particularly if economic uncertainties recede.

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
During 2023, the Company completed acquisitions for approximately $30 million of total consideration and over the last three years has completed acquisitions for approximately $804 million of total consideration. See Note 3 "Acquisitions" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of acquisitions completed by the Company in 2023, 2022 and 2021.
In January 2024, the Company announced that it completed its acquisition of Sportech, LLC, a leading designer and manufacturer of high-value, complex component solutions sold to powersports OEMs, adjacent market OEMs and the aftermarket. See Note 17 "Subsequent Events" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion.

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
Capacity and Plant Expansions
Patrick has the ability to fulfill demand for certain products in excess of capacity at certain facilities by shifting production to other facilities. Capital expenditures for 2023 consisted of $59 million of investments primarily to provide more advanced manufacturing automation, replace and upgrade production equipment. Management regularly monitors capacity at its facilities and reallocates existing resources where needed to maintain production efficiencies throughout all of its operations and capitalize on commercial and industrial synergies in key regions to support profitable growth, grow its customer base, and expand its geographical product reach outside its core Midwest market.

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
The Company’s research and development efforts are intended to maintain leadership positions in core products and provide the Company with a competitive edge as it seeks additional business with new and existing customers. The Company also works with technology development partners, including customers, to develop technological capabilities and new products and applications.
Marketing and Distribution
As of December 31, 2023, the Company had approximately 4,400 active customers. Its revenues from the RV market include sales to two major manufacturers of RVs that each account for over 10% of the Company's net sales, Forest River and Thor. Both Forest River and Thor have multiple businesses and brands that operate independently under the parent company and these multiple businesses and brands generally purchase our products independently from one another. The Company’s sales to the various businesses of Forest River and Thor, on a combined basis, accounted for 29%, 38% and 42% of our consolidated net sales, for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company generally maintains supplies of various commodity products in its warehouses to ensure that it has product on hand at all times for its distribution customers. The Company purchases a majority of its distribution segment products in railcar, container, or truckload quantities, which are warehoused prior to their sale to customers. Approximately 9%, 9%, and 8% of the Company's distribution segment’s sales were from products shipped directly from the suppliers to Patrick customers in 2023, 2022, and 2021, respectively. Typically, there is a two to four-week period between Patrick receiving a purchase order and the delivery of products to its warehouses or customers and, as a result, the Company has no material backlog of orders. However, this can fluctuate depending on overall market factors and each specific end market we serve. In periods of declining market conditions, customer order rates can decline, resulting in less efficient logistics planning and fulfillment and thus increasing delivery costs due to increased numbers of shipments with fewer products in each shipment.

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

As a result of COVID-19 and other macroeconomic factors, the supply chain was previously impacted by increased commodity prices, decreased product availability, longer lead times and higher transportation costs, which resulted in increased raw material pricing from several of our suppliers. Patrick took steps to mitigate these supply chain constraints by carrying increased levels of inventory and partnering with suppliers to help secure adequate supplies of materials. Beginning in the second half of 2022 and throughout 2023, the Company reduced its inventory in alignment with lower OEM production levels. We believe that, as of December 31, 2023, the Company’s inventory levels are appropriately balanced with expected OEM production, and we will continue to manage inventory based on anticipated customer needs. Additionally, the Company continually explores alternative sources of raw materials and components, both domestically and from outside the U.S. Alternate sources of supply are available for all of its material purchases.

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

For additional information on the Company's efforts for sustainability and environmental quality, please see our 2023 Responsibility & Sustainability Report under "ESG" on the "For Investors" section of our website. Information on our website is not incorporated in this Annual Report on Form 10-K.
Seasonality
Manufacturing operations in the RV, marine and MH industries historically have been seasonal and at their highest levels when the weather is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second quarter and lowest in the fourth quarter. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers in the August-September timeframe and marine open houses in the December-February timeframe, resulting in dealers delaying certain restocking purchases until new product lines are introduced at these shows. In addition, recent seasonal industry trends have been, and future trends may be, different than in prior years due to volatile economic conditions, interest rates, access to financing, cost of fuel, national and regional economic conditions and consumer confidence on retail sales of RVs and marine units and other products for which the Company sells its components, as well as fluctuations in RV and marine dealer inventories, increased volatility in demand from RV and marine dealers, the timing of dealer orders, and from time to time, the impact of severe weather conditions on the timing of industry-wide wholesale shipments.
Human Capital Management
Our people are the heart of our business, and we allocate substantial resources to foster the well-being, success and growth of our team members in an inclusive and diverse environment which we believe is fundamental to our values and our service to our customers. As of December 31, 2023, our team members totaled approximately 10,000, of which 83% are hourly team members who serve our customers by producing and distributing products in our RV, marine, MH and industrial end markets, and 17% who are salaried employees who manage the resources, capital allocations, business decisions, and customer relationships of our end markets.
The majority of our team members work in our facilities to produce or distribute products for our customers. Our investment in human capital resources focuses on this environment to ensure their well-being and success. Our primary commitment to our team members in the production environment is to their safety, well-being and progress, and in this regard our human capital management programs focus on the following, in addition to our health care insurance and other employment benefits:
•Free assistance programs available to all team members and their families to address mental health and other matters which arise, which we believe are essential during periods of uncertainty;
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
•Occupational Safety and Health Administration ("OSHA") preparedness, which involves site specific training development to educate and enable our team members to work safely and effectively;
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
For additional information on the Company's human capital management, please see our 2023 Responsibility & Sustainability Report under "ESG" on the "For Investors" section of our website. Information on our website is not incorporated in this Annual Report on Form 10-K.
Executive Officers of the Company
The following table sets forth our executive officers as of January 1, 2024:

Officer	Position	Age
Andy L. Nemeth	Chief Executive Officer	54
Jeffrey M. Rodino	President	53
Kip B. Ellis	Executive Vice President-Operations and Chief Operating Officer	49
Matthew S. Filer	Interim Executive Vice President-Finance, Chief Financial Officer, and Treasurer	51
Joel D. Duthie	Executive Vice President-Chief Legal Officer and Secretary	49
Stacey Amundson	Executive Vice President-Human Resources and Chief Human Resources Officer	57
Andy L. Nemeth was appointed Chief Executive Officer of the Company in January 2020. Mr. Nemeth previously served as President of the Company from January 2016 to July 2021, Executive Vice President of Finance and Chief Financial Officer from May 2004 to December 2015, and Secretary-Treasurer from 2002 to 2015. Mr. Nemeth has over 32 years of manufactured housing, recreational vehicle, marine and industrial experience in various financial and managerial capacities.
Jeffrey M. Rodino was appointed President of the Company in July 2021 and was Chief Sales Officer of the Company from September 2016 to July 2021. Mr. Rodino served as the Executive Vice President of Sales from December 2011 to July 2021. Prior to that, he was the Chief Operating Officer of the Company from March 2013 to September 2016, and Vice President of Sales for the Midwest from August 2009 to December 2011. Mr. Rodino has over 30 years of experience in serving the recreational vehicle, manufactured housing, marine and industrial markets.
Kip B. Ellis was appointed Executive Vice President of Operations and Chief Operating Officer of the Company in September 2016.  He was elected an officer in September 2016. Mr. Ellis joined the Company as Vice President of Market Development in April 2016.  Prior to his role at Patrick, Mr. Ellis served as Vice President of Aftermarket Sales for the Dometic Group from 2015 to 2016.  Prior to his tenure at Dometic, Mr. Ellis served as Vice President of Global Sales and Marketing from 2007 to 2015 at Atwood Mobile Products.  Mr. Ellis has over 27 years of experience serving the recreational vehicle, marine, manufactured housing, industrial and automotive markets.
Matthew S. Filer was appointed Interim Executive Vice President-Finance, Chief Financial Officer, and Treasurer in May 2023. He joined Patrick as Senior Vice President of Finance in November 2022. In 2007, he joined Caterpillar Inc. and served in a series of progressive leadership roles which culminated in his appointment to Chief Financial Officer beginning in 2019 for two separate multi-billion dollar divisions within Caterpillar’s Resource Industries segment. Prior to that, Mr. Filer served in various controllership and CFO roles for Progress Rail, Caterpillar's rail division, from 2008 to 2019.
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

Stacey Amundson was appointed Executive Vice President, Human Resources and Chief Human Resources Officer in May 2022. Prior to joining Patrick in February 2022, Ms. Amundson served in a temporary capacity with Kerry Foods with a focus on providing human resources leadership in the transformation of its North America operations model. Prior to this role, Ms. Amundson was with Spectrum Brands, Inc. from 2005 to 2018, holding a series of key human resources leadership roles, including Senior Vice President, Human Resources and Chief Human Resources Officer from 2010 to 2018. With over 26 years of experience in multiple industries, Ms. Amundson has led the human resource function with specialties in talent management, executive compensation, mergers and acquisitions, integrations, shared services, and large-scale organizational transformations.
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
Two customers in the RV market accounted for a combined 29% of our consolidated net sales in 2023. The loss of either of these customers could have a material adverse impact on our operating results and financial condition. We do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.
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
In 2023 and 2022, the Company's net sales to the RV industry were approximately 43% and 53%, respectively, of consolidated net sales. While the Company measures its RV market sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions and consumer confidence. Declines in RV unit shipment levels or reductions in industry growth could materially reduce the Company’s revenue from the RV industry and have a material adverse impact on its operating results in 2024 and other future periods.
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
In addition, prices of certain raw materials have historically been volatile and continued to fluctuate in 2023. During periods of volatile raw materials, energy and transportation costs, we have generally been able to pass both cost increases and decreases to our customers in the form of price adjustments, however, there can be no assurance future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw materials, energy and transportation costs increases or decreases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases. As a result, fluctuations in raw materials, energy and transportation costs could have a material adverse effect on the Company’s business, results of operations and financial condition.
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
Generally, our raw materials, supplies and energy requirements are obtained from various sources. These purchases include unformed materials and rough and finished parts. We are reliant on our extended supply chain and any disruption in this supply chain could have an adverse impact on our ability to deliver products to our customers on a timely and cost-effective basis. While alternative sources are available, our business would be materially adversely affected if we are unable to find alternative sources on a timely and cost-effective basis. A reduction or interruption in supply; a significant increase in the price of one or more materials; a failure to adequately authorize procurement of inventory by our manufacturers; or a failure to appropriately cancel, reschedule, or adjust our requirements based on our business and customer needs; could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. If there are shortages of materials we need to manufacture our products, the price of these materials may increase, or these materials may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough materials at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more materials than we need, which is more likely to occur in a period of demand uncertainties such as we are currently experiencing. There can be no assurance that we will not encounter these problems in the future. In addition, if any of our suppliers seek bankruptcy relief or otherwise cannot continue their business as anticipated, the availability or price of these requirements could be adversely affected. A global economic downturn and related market uncertainty could negatively impact the availability of materials from one or more of these sources of these materials, especially during times such as we have recently seen when there are supplier constraints based on labor and other actions due to the COVID-19 pandemic. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales. In addition, when facing component supply-related challenges, we have increased our efforts in procuring materials in order to meet customer expectations which in turn contribute to an increase in purchase commitments. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins.

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

There are risks inherent to importing our products. Virtually all of our imported products are subject to duties which may impact the cost of such products. In addition, countries to which we ship our products may impose safeguard quotas to limit the quantity of products that may be imported. We rely on free trade agreements and other supply chain initiatives in order to maximize efficiencies relating to product importation. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the Generalized System of Preferences ("GSP") program. Although there appears to be continued bipartisan support of the GSP program, the provisions have not been renewed since they expired on December 31, 2020. If the GSP program is not renewed or otherwise made retroactive, we would recognize significant additional duties and profitability could be negatively impacted. The United States has imposed tariffs and export controls on certain goods and products imported from China and certain other countries, such as plywood, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that we may not be able to offset or that may otherwise adversely impact our results of operations. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection ("CBP") withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the U.S. or other countries, the cost of our products could increase which could adversely affect our business.
If we are unable to manage our inventory, our operating results could be materially and adversely affected.
We generally do not have long-term supply contracts with our customers and, therefore, we must bear the risk of certain inventory commitments, based on our projections of future customer orders. We maintain an inventory to support these customers’ needs. During periods of sharp fluctuations in demand, whether increasing or decreasing due to macroeconomic factors, changes in end consumer demand, supply chain disruptions, public health emergencies, or other influences, some of our customers will make adjustments to the inventory levels they maintain and the purchases of our products. While responding to these changing dynamics in the end markets we serve, our inventory requirements will fluctuate up or down. If we are unable to adjust to our customers’ changing inventory needs and purchases of our products, our business could be adversely affected. Changes in demand, market conditions and/or product specifications could result in material obsolescence and a lack of alternative markets for certain of our customer specific products and could negatively impact operating results.
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
The products produced by the RV and marine industries typically require gasoline or diesel fuel for their operation, or the use of a vehicle requiring gasoline or diesel fuel for their operation. There can be no assurance that the supply of gasoline and diesel fuel will continue uninterrupted or that the price or tax on fuel will not materially increase in the future. Shortages of gasoline and diesel fuel, and substantial increases in the price of fuel could have a material adverse effect on our business in the future.
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
We periodically assess the cost structure of our operating facilities with the objective to distribute and/or manufacture products in the most efficient manner. We may make capital investments to move, discontinue manufacturing and/or distribution capabilities, or products and product lines, sell or close all or part of additional manufacturing and/or distribution facilities in the future. These changes could result in material future charges or disruptions in our operations, and we may not achieve the expected benefits from these changes, which could result in an adverse impact on our operating results, cash flows, and financial condition.
We could incur charges for impairment of assets, including goodwill and other long-lived assets, due to potential declines in the fair value of those assets or a decline in expected profitability of the Company or individual reporting units of the Company.
Approximately 71% of our total assets as of December 31, 2023 were comprised of goodwill, intangible assets, operating lease right-of-use assets and property, plant and equipment. Under generally accepted accounting principles, each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable. The events or changes that could require us to test these assets for impairment include changes in our estimated future cash flows, changes in rates of growth in our industry or in any of our businesses, and decreases in our stock price and market capitalization.
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
•Increasing raw material and labor costs relating to a public health emergency may also affect our profitability.
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
As of December 31, 2023, we had $1.04 billion of total long-term debt, including current maturities and exclusive of deferred financing costs and debt discount, outstanding under our 2021 Credit Facility, 4.75% Senior Notes, 7.50% Senior Notes and 1.75% Convertible Notes (all as defined in Note 7 "Debt" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K).

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

•expose us to the risk of increased interest rates, and corresponding increased interest expense, because borrowings pursuant to the credit agreement that established our revolving credit and term loan facility (the “2021 Credit Agreement”) are at variable rates of interest;
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

Our 2021 Credit Agreement contains covenants that require that we comply with a maximum level of a consolidated secured net leverage ratio and a minimum level of a consolidated fixed charge coverage ratio (both covenants as described in Note 7 "Debt" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K). There can be no assurance that we will maintain compliance with the financial and other covenants under our 2021 Credit Agreement and other agreements governing our indebtedness. If we fail to comply with the covenants contained in our 2021 Credit Agreement, the lenders could cause our debt to become due and payable prior to maturity or it could result in our having to refinance the indebtedness under unfavorable terms. In the event of a default under any of our indebtedness, the holders of the defaulted debt could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, which in turn could result in cross-defaults under our other indebtedness. If our debt were accelerated, our assets might not be sufficient to repay our debt in full and there can be no assurance that we would be able to refinance any or all of this indebtedness.

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
The conditional conversion feature of the 1.75% Convertible Notes due 2028 that we issued in December 2021, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 1.75% Convertible Senior Notes due 2028 (the "1.75% Convertible Notes") is triggered, holders of the 1.75% Convertible Notes will be entitled to convert the 1.75% Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their 1.75% Convertible Notes, we would be required to settle our conversion obligation equal to the aggregate principal amount of such converted notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 1.75% Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 1.75% Convertible Notes as a current rather than long-term liability. See Notes 8 "Derivative Financial Instruments" and 9 "Accrued Liabilities" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional details.
The convertible note hedge and warrant transactions may affect the value of the 1.75% Convertible Notes and our common stock.
In connection with the pricing of the 1.75% Convertible Notes, we entered into convertible note hedge transactions with certain of the initial purchasers and/or their respective affiliates (the “option counterparties”). At the same time, we entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the 1.75% Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.
In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the 1.75% Convertible Notes and prior to the maturity of the 1.75% Convertible Notes (and are likely to do so during any observation period related to a conversion of 1.75% Convertible Notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock or the 1.75% Convertible Notes, which could affect a holder's ability to convert the 1.75% Convertible Notes and, to the extent the activity occurs during any observation period related to a conversion of 1.75% Convertible Notes, it could affect the number of shares and value of the consideration that a holder will receive upon conversion of the 1.75% Convertible Notes.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY

Cybersecurity is critical to Patrick’s ability to drive its vision and operational initiatives. Patrick faces a range of cybersecurity threats including attacks common to most industries, such as ransomware and denial-of-service, and attacks from more advanced and persistent, highly organized adversaries. Our customers, suppliers, consultants and subcontractors face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance and results of operations. These cybersecurity threats and related risks make it imperative that we remain vigilant and apprised of developments in the information security field, and we expend considerable resources on cybersecurity.
The Board of Directors oversees Management’s processes for identifying and mitigating risks, including cybersecurity risks, and to support alignment of our risk exposure with our strategic objectives. Senior leadership, including our Vice President – IT Operations and Chief Information Security Officer (CISO), regularly briefs the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. In the event of an incident, we intend to follow our incident response protocol, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board of Directors, as appropriate.
Our corporate information security organization, led by our CISO, is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The corporate information security organization manages the Company's enterprise security structure with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. Central to this organization is our carefully selected combination of security tools that concentrate on both perimeter and internal environments. These solutions are responsible for the protection, detection and response capabilities used in the defense of Patrick’s data and enterprise computing networks. Employees outside of our corporate information security organization also have a role in our cybersecurity defenses, which we believe improves our cybersecurity program.
The corporate information security organization has implemented a governance structure and process to assess, identify, manage and report cybersecurity risks. We also have a corporate-wide counterintelligence and insider threat detection program to proactively identify external and internal threats, and mitigate those threats in a timely manner. In addition to developing and implementing pre-existing third party frameworks, we have implemented our own practices and customized controls tailored to the Patrick enterprise environment. We believe this approach enhances our defense in depth stance while increasing our ability to identify, contain and manage cybersecurity risks.
Third parties also play a role in our cybersecurity program initiatives. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits or consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls.
Assessing, identifying and managing cybersecurity related risks are integrated into our overall enterprise risk management process. Cybersecurity related risks are included in the risk universe that the enterprise risk management function evaluates to assess the top risks to the enterprise on an annual basis. To the extent the enterprise risk management process identifies a heightened cybersecurity related risk, "risk owners" are assigned to develop risk mitigation plans, which are then tracked to completion. The process’s annual risk assessment is presented to the Board of Directors.
We rely heavily on our supply chain to deliver our products and services to our customers, and a cybersecurity incident at a supplier, subcontractor or third-party partner could materially adversely impact us.
Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us, but we do ensure all proper cybersecurity protocol and due diligence is applied across the organization. While Patrick maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

ITEM 2.    PROPERTIES
Patrick believes the facilities occupied as of December 31, 2023 are adequate for the purposes for which they are currently being used and are well-maintained. The Company may, as part of its strategic operating plan, further consolidate and/or close certain owned facilities and may not renew leases on property with near-term lease expirations. Use of our manufacturing and distribution facilities may vary with seasonal, economic, and other business conditions. Our primary corporate office is located in Elkhart, Indiana.
In 2023, the Company operated in 23 states in the U.S., Mexico, China and Canada. As of December 31, 2023, the Company leased approximately 10.1 million square feet of manufacturing, distribution and corporate facilities and owned approximately 2.9 million square feet, as listed below.

	Leased		Owned
Purpose / Nature	# of Properties	Square Footage	# of Properties	Square Footage
Manufacturing	145	7,840,000	34	2,230,000
Distribution	48	1,975,000	14	493,000
Manufacturing & Distribution (shared space)	1	127,000	1	94,000
Corporate & Other	14	109,000	1	35,000
Total	208	10,051,000	50	2,852,000
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
See Note 14 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of legal matters in relation to commitments and contingencies.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock is listed on The NASDAQ Global Stock Market under the symbol PATK.
Holders of Common Stock
As of February 16, 2024, there were 318 shareholders of record. A number of shares are held in broker and nominee names on behalf of beneficial owners.
Dividends
In December 2019, the Company's Board of Directors (the "Board") adopted a dividend policy under which it plans to declare regular quarterly cash dividends. The Company paid cash dividends of $1.90 and $1.44 per share, or $42.1 million and $32.9 million in the aggregate, in 2023 and 2022, respectively. Any future determination to pay cash dividends will be made by the Board in light of the Company’s earnings, financial position, capital requirements, and restrictions under the Company’s 2021 Credit Agreement, and such other factors as the Board deems relevant.

Purchases of Equity Securities by the Issuer
(c)Issuer Purchases of Equity Securities for the three months ended December 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Oct. 2 - Oct. 29, 2023	81,474	$72.24	81,474	$78,254,795
Oct. 30 - Dec. 3, 2023	10,187	74.50	9,317	77,569,000
Dec. 4 - Dec. 31, 2023	91,674	98.56	—	77,569,000
Total	183,335		90,791
(1)Amount includes 92,544 shares of common stock purchased by the Company in aggregate in November and December 2023 for the sole purpose of covering the exercise price related to the exercise of stock options and satisfying minimum tax withholding obligations of employees upon the vesting of stock awards and the exercise of stock options held by the employees.
(2)See Note 11 "Stock Repurchase Programs" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional information about the Company's stock repurchase program.

Stock Performance Graph
The following graph compares the cumulative 5-year total return to shareholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of companies, which includes Brunswick Corporation, Cavco Industries, Inc., LCI Industries, Malibu Boats, Inc., Polaris Inc., Thor Industries, Inc., Winnebago Industries, Inc., and Wabash National Corporation. This graph assumes an initial investment of $100 (with reinvestment of all dividends) was made in our common stock, in the index and in the peer group on December 31, 2018 and its relative performance is tracked through December 31, 2023.

Comparison of 5-Year Cumulative Total Return*
$400
$300
$200
$100
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
PATK
Peer Group
Russell 2000

($)	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Patrick Industries, Inc.	$100.00	$177.93	$236.31	$282.90	$217.68	$369.19
Peer Group	$100.00	$148.13	$175.17	$221.39	$171.50	$225.72
Russell 2000	$100.00	$123.72	$146.44	$166.50	$130.60	$150.31
*The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6.    RESERVED
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
The RV industry is our primary market and comprised 43% of the Company’s consolidated net sales in 2023. Net sales to the RV industry decreased 42% in 2023 compared to 2022. Following a dealer inventory restocking in the first half of 2022, OEMs dramatically reduced production in the second half of 2022 and throughout 2023 as retail demand decreased and dealer inventory needs decreased, with the OEMs demonstrating operating discipline to maintain a balanced inventory channel for the long-term health and stability of the industry.
According to the RV Industry Association (“RVIA”), wholesale industry unit shipments totaled approximately 313,200 units in 2023, a decrease of 37% compared to approximately 493,300 units in 2022. RV industry retail unit sales totaled approximately 377,500 units in 2023, a decrease of 15% compared to 2022 retail unit sales of approximately 446,300 units according to Statistical Surveys, Inc. ("SSI").
Marine Industry
Net sales to the marine industry, which represented approximately 27% of the Company's consolidated net sales in 2023, decreased 11% in 2023 compared to 2022. Our marine revenue is generally correlated to marine wholesale powerboat unit shipments, which decreased 2% to approximately 192,300 units in 2023 compared to approximately 196,500 units in 2022, according to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"). Estimated marine retail powerboat shipments totaled approximately 178,100 units in 2023, a decrease of 5% compared to 2022 retail powerboat shipments of approximately 188,100 units, according to SSI as economic uncertainty and higher interest rates impacted demand.
Manufactured Housing ("MH") Industry
Net sales to the MH industry, which represented 16% of the Company’s consolidated net sales in 2023, decreased 19% in 2023 compared to 2022. MH sales are generally correlated to MH industry wholesale unit shipments. Based on industry data from the Manufactured Housing Institute, MH wholesale industry unit shipments totaled 89,200 units in 2023, a decrease of 21% compared to 2022 MH wholesale industry unit shipments of 112,900 units. Demand for MH units in 2023 was impacted by a decrease in housing affordability caused by elevated interest rates and higher raw material costs.
Industrial Market
The industrial market is comprised primarily of the solid surface countertop industry, kitchen cabinet industry, high-rise, hospitality, retail and commercial fixtures market, office and household furniture market and regional distributors. Net sales to this market represented 14% of our consolidated net sales in 2023, decreasing 14% in 2023 compared to 2022. Overall, our revenues in these markets are focused on the residential housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that approximately 70% to 80% of our industrial business is directly tied to the residential housing market, with the remaining industrial sales directly tied to the non-residential and commercial markets.
Combined new housing starts decreased 9% in 2023 compared to 2022, with single family housing starts decreasing 6% and multifamily residential starts decreasing 14% for the same period. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.

CONSOLIDATED OPERATING RESULTS
The following table sets forth the percentage relationship to net sales of certain items on the Company’s consolidated statements of income for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
($ in thousands)	2023		2022		2021
Net sales	$3,468,045	100.0%	$4,881,872	100.0%	$4,078,092	100.0%
Cost of goods sold	2,685,812	77.4	3,821,934	78.3	3,276,898	80.4
Gross profit	782,233	22.6	1,059,938	21.7	801,194	19.6
Warehouse and delivery expenses	143,921	4.1	163,026	3.3	139,606	3.4
Selling, general and administrative expenses	299,418	8.6	327,513	6.7	253,547	6.2
Amortization of intangible assets	78,694	2.3	73,229	1.5	56,329	1.4
Operating income	260,200	7.5	496,170	10.2	351,712	8.6
Interest expense, net	68,942	2.0	60,760	1.2	57,890	1.4
Income taxes	48,361	1.5	107,214	2.2	68,907	1.7
Net income	$142,897	4.1	$328,196	6.7	$224,915	5.5

Year Ended December 31, 2023 Compared to 2022
Net Sales. Net sales in 2023 decreased approximately $1.41 billion, or 29%, to $3.47 billion from $4.88 billion in 2022. The decrease was attributable to a 42% decrease in net sales to our RV end market, a 11% decrease in net sales to our marine end market, a 19% decrease in net sales to our MH end market, and a 14% decrease in net sales to our industrial end market.
In 2023 and 2022, net sales attributable to acquisitions completed in each of those years was $17.7 million and $121.8 million, respectively.
The Company’s RV content per wholesale unit for 2023 decreased 9% to $4,800 from $5,257 in 2022. The Company's marine powerboat content per wholesale unit for 2023 decreased 5% to $4,803 from $5,032 in 2022. The Company's MH content per wholesale unit for 2023 increased 2% to $6,372 in 2023 from $6,243 in 2022.

Cost of Goods Sold. Cost of goods sold decreased $1.14 billion, or 30%, to $2.69 billion in 2023 from $3.82 billion in 2022. As a percentage of net sales, cost of goods sold decreased 90 basis points during 2023 to 77.4% from 78.3% in 2022.
Cost of goods sold as a percentage of net sales decreased for 2023 compared to 2022 primarily as a result of (i) continued cost reduction and automation initiatives we deployed throughout 2022 and 2023 that positively impacted overall costs, (ii) improved labor efficiencies as a result of investment in human capital and improved retention rates, (iii) synergies and different cost profiles from acquisitions completed in 2023 and 2022 and (iv) changes in certain commodity prices, partially offset by reduced sales volumes resulting in less favorable fixed cost absorption when compared to the prior year periods. For 2023, these factors contributed to a 50-basis point decrease in labor as a percentage of net sales and a 330-basis point decrease in materials cost as a percentage of net sales, partially offset by a 300-basis point increase in overhead as a percentage of net sales due to lower sales volumes. In general, the Company's cost of goods sold percentage can be impacted from period-to-period by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in production.
Gross Profit. Gross profit decreased $277.7 million or 26%, to $782.2 million in 2023 from $1,059.9 million in 2022. As a percentage of net sales, gross profit increased to 22.6% in 2023 from 21.7% in 2022. The increase in gross profit as a percentage of net sales in 2023 compared to 2022 reflects the impact of the factors discussed above under “Cost of Goods Sold”.
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
Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $19.1 million, or 12%, to $143.9 million in 2023 from $163.0 million in 2022. As a percentage of net sales, warehouse and delivery expenses were 4.1% in 2023 and 3.3% in 2022. The decrease in warehouse and delivery expenses is attributable to the decrease in sales, and the increase as a percentage of net sales is primarily attributed to the fixed nature of certain expenses such as personnel wages, building charges, fleet expense, insurance, and depreciation among others as well as a decrease in load efficiency.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses decreased $28.1 million, or 9%, to $299.4 million in 2023 from $327.5 million in 2022. As a percentage of net sales, SG&A expenses were 8.6% in 2023 and 6.7% in 2022.
The decrease in SG&A expenses in 2023 compared to 2022 is primarily due to lower variable expenses, such as commissions, associated with the decrease in net sales. The increase in SG&A expenses as a percentage of net sales is primarily a result of the fixed nature of certain other expenses such as wages, payroll taxes, stock compensation, and insurance, as well as an increase in software and technology expenses. Additionally, certain 2022 and 2023 acquisitions operate with comparatively higher SG&A as a percentage of sales when compared to the consolidated percentage.
Amortization of Intangible Assets. Amortization of intangible assets increased $5.5 million, or 8%, in 2023 compared to 2022. The increase in 2023 compared to 2022 reflects the impact of intangible assets of businesses acquired in 2023 and 2022.
Operating Income. Operating income decreased $236.0 million, or 48%, to $260.2 million in 2023 from $496.2 million in 2022. Operating income in 2023 and 2022 included $1.0 million and $19.4 million, respectively, from the businesses acquired in each respective year. Operating income as a percentage of net sales decreased 270 basis points to 7.5% in 2023 from 10.2% in 2022. The decrease in operating income and operating margin is primarily attributable to lower net sales and the items discussed above.
Interest Expense, Net. Interest expense, net, increased $8.2 million, or 13%, to $68.9 million in 2023 from $60.8 million in 2022. The increase in interest expense is primarily attributable to the increase in interest rates on our debt subject to variable interest rates and the repayment of our 1.00% Convertible Senior Notes due 2023 (the “1.00% Convertible Notes”) in February 2023, with borrowings under our revolving credit facility (the "Revolver due 2027") which has a comparatively higher interest rate, partially offset by lower average debt levels compared to 2022.
Income Taxes. Income tax expense decreased $58.9 million, or 55%, to $48.4 million in 2023 from $107.2 million in 2022 as a result of the decrease in pre-tax income and an increase in the effective tax rate. For 2023, the effective tax rate was 25.3% compared to 24.6% in 2022. The increase in the effective tax rate in 2023 was mostly attributable to an increased impact from stock compensation Section 162(m) permanent addback.

See our Form 10-K for the year ended December 31, 2022 for a discussion of our consolidated operating results for the year ended December 31, 2022 compared to 2021.
Use of Financial Metrics
Our MD&A includes financial metrics, such as RV, marine and MH content per unit, which we believe are important measures of the Company's business performance. Content per unit metrics are generally calculated using our market sales divided by Company estimates of industry unit volume, which are derived from third-party industry data. These metrics should not be considered alternatives to accounting principles generally accepted in the United States of America ("U.S. GAAP"). Our computations of content per unit may differ from similarly titled measures used by others. These metrics should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP.
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
The table below presents information about the net sales, gross profit, and operating income of the Company’s segments. Reconciliations of the amounts below to consolidated totals are presented in Note 16 "Segment Information" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Sales
Manufacturing	$2,653,257	$3,681,412	$3,002,107
Distribution	$889,408	$1,287,597	$1,154,654
Gross Profit
Manufacturing	$577,284	$818,960	$598,942
Distribution	$195,506	$254,886	$211,241
Operating Income
Manufacturing	$321,096	$531,547	$379,885
Distribution	$90,095	$136,889	$106,241
Year Ended December 31, 2023 Compared to 2022
Manufacturing
Net Sales. Sales decreased $1.03 billion, or 28%, to $2.65 billion in 2023 from $3.68 billion in 2022. This segment accounted for approximately 75% of the Company’s consolidated net sales in 2023 compared to approximately 74% of the Company's consolidated net sales in 2022. The sales decrease reflects decreased net sales across all of our end markets.
In 2023 and 2022, net sales attributable to acquisitions completed in each of those periods was approximately $3.6 million and $121.3 million, respectively.
Gross Profit. Gross profit decreased $241.7 million, or 30%, to $577.3 million in 2023 from $819.0 million in 2022. As a percentage of net sales, gross profit was 21.8% in 2023 compared to 22.2% in 2022.

Gross profit margin decreased in 2023 compared to 2022 due to increases in labor and manufacturing overhead expense as a percentage of net sales primarily due to reduced sales volumes, partially offset by an improvement in material costs as a percentage of net sales.
Operating Income. Operating income decreased $210.4 million, or 40%, to $321.1 million in 2023 from $531.5 million in 2022. Operating income for the manufacturing segment attributable to acquisitions completed in 2023 and 2022 was approximately $(0.6) million and $19.4 million, respectively. The decrease in operating income primarily reflects the decrease in gross profit mentioned above.
Distribution
Net Sales. Sales decreased $398.2 million, or 31%, to $889.4 million in 2023 from $1,287.6 million in 2022. This segment accounted for approximately 25% of the Company’s consolidated net sales for 2023 compared to 26% of the Company's consolidated net sales in 2022. The decrease in sales in 2023 is attributed to decreased net sales across all of our end markets. In 2023 and 2022, net sales attributable to acquisitions completed in each of those periods was approximately $14.1 million and $0.5 million, respectively.
Gross Profit. Gross profit decreased $59.4 million, or 23%, to $195.5 million in 2023 from $254.9 million in 2022. As a percentage of net sales, gross profit was 22.0% in 2023 compared to 19.8% in 2022. The increase in gross profit as a percentage of net sales for 2023 is primarily attributed to decreases in labor as a percentage of net sales partly offset by increases in material costs as a percentage of net sales.
Operating Income. Operating income in 2023 decreased $46.8 million, or 34%, to $90.1 million from $136.9 million in 2022. Operating income for the Distribution segment attributable to acquisitions completed in 2023 and 2022 was immaterial. The decrease in operating income in 2023 primarily reflects the items discussed above.
Unallocated Corporate Expenses
As presented in Note 16 "Segment Information" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K, unallocated corporate expenses in 2023 decreased $26.7 million, or 27%, to $72.3 million from $99.0 million in 2022. The decrease in 2023 was mostly attributed to decreases in incentive compensation, wages, professional fees and amortization of inventory step-up adjustments.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity as of December 31, 2023 consisted of cash and cash equivalents of $11.4 million and $768.1 million of availability under our credit facility. The Company's primary sources of liquidity are cash flows from operations, which includes selling its products and collecting receivables, available cash reserves and borrowing capacity available under the 2021 Credit Facility as discussed in Note 7 "Debt" of the Notes to Consolidated Financial Statements.
As of December 31, 2023, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its 2021 Credit Facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.
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

In February 2023, the Company utilized available borrowing capacity under the Revolver due 2027 and cash on hand to satisfy its repayment obligation at maturity for the 1.00% Convertible Notes. See Note 7 "Debt" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of the 1.00% Convertible Notes. Throughout the course of the year, the Company made payments on the Revolver due 2027, with the balance repaid in full as of December 2023.
In January 2024, the Company utilized available borrowing capacity under the Revolver due 2027 and cash on hand to fund its acquisition of Sportech, as discussed in Note 17 "Subsequent Events" of the Notes to Consolidated Financial Statements.
As of and for the reporting period ended December 31, 2023, the Company was in compliance with its financial covenants as required under the terms of its 2021 Credit Agreement. The required maximum consolidated secured net leverage ratio and the required minimum consolidated fixed charge coverage ratio, as such ratios are defined in the 2021 Credit Agreement, compared to the actual amounts as of December 31, 2023 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.27
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.01
In addition, as of December 31, 2023, the Company's consolidated total net leverage ratio (12-month period) was 2.38. While this ratio was a covenant under the Company’s previous credit agreement and is not a covenant under the 2021 Credit Agreement, it is used in the determination of the applicable borrowing margin under the 2021 Credit Agreement.
Cash Flows
Year Ended December 31, 2023 Compared to 2022
Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities decreased $3.0 million, or 1%, to $408.7 million in 2023 from $411.7 million in 2022 primarily due to a decrease in net income of $185.3 million, substantially offset by an increase in depreciation and amortization of $13.7 million and a $98.9 million source of cash from operating assets and liabilities compared to a $60.7 million use of cash from operating assets and liabilities in the prior period.
Investing Activities
Net cash used in investing activities decreased $235.0 million, or 73%, to $86.5 million in 2023 from $321.5 million in 2022 primarily due to a decrease in cash used in business acquisitions of $223.0 million and a decrease in cash used for capital expenditures of $20.9 million, partly offset by a $6.2 million decrease in cash received on disposals of property, plant, and equipment.
Financing Activities
Net cash flows used in financing activities increased $143.3 million to $333.6 million in 2023 compared to $190.3 million in 2022. The increase in cash flows used in financing activities was primarily due to the $172.5 million repayment of the 1.00% Convertible Notes and $25.6 million in net repayments on the Revolver due 2027, partially offset by a $58.3 million reduction in stock repurchases in 2023 compared to 2022.
See our Form 10-K for the year ended December 31, 2022 for a discussion of cash flows for the year ended December 31, 2022 compared to 2021.
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

Based on the results of the Company's analyses, the estimated fair value of each of the Company's reporting units and trademarks was determined to exceed the carrying value for each of the years ended December 31, 2023, 2022 and 2021 and so no impairments were recognized. Further, based on the results of the impairment analyses, none of the Company’s reporting units or trademarks were at risk of failing the impairment assessments discussed above that would have a material effect on the Company’s Consolidated Financial Statements for any period presented.

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

The acquisition method of accounting also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. No changes in the year ended December 31, 2023 to provisional fair value estimates of assets acquired and liabilities assumed in acquisitions were material. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop the acquisition date fair value estimates, we could record future impairment charges. In addition, we estimate the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired assets could be impaired.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations
As of December 31, 2023, our total debt obligations under our 2021 Credit Agreement were under Secured Overnight Financing Rate Data ("SOFR")-based interest rates. A 100-basis point increase in the underlying SOFR rates would result in additional annual interest cost of approximately $1.3 million, assuming average borrowings during 2023, including the Term Loan due 2027, subject to variable rates were equal to the amount of such borrowings outstanding as of December 31, 2023, or $129.4 million, excluding deferred financing costs related to the Term Loan due 2027.
Commodity Volatility
The prices of key raw materials, consisting primarily of lauan, gypsum, fiberglass, particleboard, aluminum, softwoods and hardwoods lumber, resin, and petroleum-based products, are influenced by demand and other factors specific to these commodities as well as general inflationary pressures, including those driven by supply chain and logistical disruptions. Prices of certain commodities have historically been volatile and continued to fluctuate in 2023. During periods of volatile commodity prices, we have generally been able to pass both price increases and decreases to our customers in the form of price adjustments. We are exposed to risks during periods of commodity volatility because there can be no assurance future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw material cost increases or decreases. We do not believe that commodity price volatility had a material effect on results of operations for the periods presented.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth in Item 15(a)(1) of Part IV of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e) or 15d-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included a review of the documentation of controls, an assessment of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2023.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited our internal control over financial reporting as of December 31, 2023, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm” included elsewhere in this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2023 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Company
The information required by this item with respect to directors is set forth in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A (the “2024 Proxy Statement”) under the captions “Election of Directors” and “Delinquent Section 16(a) Reports,” which information is hereby incorporated herein by reference.
Executive Officers of the Registrant
The information required by this item is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.
Audit Committee
Information on our Audit Committee is contained under the caption “Audit Committee” in the Company's 2024 Proxy Statement and is incorporated herein by reference.
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
Corporate Governance
Information on our corporate governance practices is contained under the caption “Corporate Governance Highlights” in the Company's 2024 Proxy Statement and incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth in our 2024 Proxy Statement under the caption “Executive Compensation," "Compensation Committee Interlocks and Director Participation," and "Compensation Committee Report," and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in our 2024 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in our 2024 Proxy Statement under the captions “Related Party Transactions” and “Corporate Governance Highlights”, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth in our 2024 Proxy Statement under the heading “Independent Public Accountants,” and is incorporated herein by reference.

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

4.3
Indenture (including Form of Note) with respect to the Company's 1.75% Convertible Senior Notes due 2028, dated as of December 13, 2021. between Patrick Industries, Inc. and U.S. Bank National Association, as trustee. (filed as Exhibit 4.1 to the Company's Form 8-K filed on December 13, 2021 and incorporated herein by reference)

4.4**	Description of the Company’s common stock.

10.1
Patrick Industries, Inc. 2009 Omnibus Incentive Plan (filed as Appendix A to the Company’s revised Definitive Proxy Statement on Schedule 14A filed on October 20, 2009 and incorporated herein by reference).

10.2*	Form of Employment Agreement with Executive Officers (filed as Exhibit 10.2 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.3*	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.3 to the Company’s Form 10-K filed on February 24, 2023 and incorporated herein by reference).

10.4*	Form of Officer and Employee Time-Based Restricted Share Award (filed as Exhibit 10.4 to the Company’s Form 10-K filed on February 24, 2023 and incorporated herein by reference).

10.5*
Form of Officer and Employee Time-Based Restricted Share Award and Performance Contingent Restricted Share Award (filed as exhibit 10.5 to the Company's Form 10-K filed on February 24, 2023 and incorporated herein by reference).

10.6*	Form of Non-Employee Director Restricted Share Award (filed as Exhibit 10.6 to the Company’s Form 10-K filed on February 24, 2023 and incorporated herein by reference).

10.7*	Form of Stock Appreciation Rights Agreement (filed as Exhibit 10.7 to the Company’s Form 10-K filed on February 24, 2023 and incorporated herein by reference).

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

10.10
Base Convertible Bond Hedge Transaction Confirmation, dated as of December 7, 2021, by and between Patrick Industries. Inc. and Nomura Global Financial Products Inc. (filed as Exhibit 10.2 to the Company's Form 8-K filed on December 13, 2021 and incorporated herein by reference)

10.11
Base Convertible Bond Hedge Transaction Confirmation, dated as of December 7, 2021, by and between Patrick Industries. Inc. and Wells Fargo Bank, National Association. (filed as Exhibit 10.3 to the Company's Form 8-K filed on December 13, 2021 and incorporated herein by reference)

10.12
Base Issuer Warrant Transaction Confirmation, dated as of December 7, 2021, by and between Patrick Industries. Inc. and Bank of America, N.A. (filed as Exhibit 10.4 to the Company's Form 8-K filed on December 13, 2021 and incorporated herein by reference)

10.13
Base Issuer Warrant Transaction Confirmation, dated as of December 7, 2021, by and between Patrick Industries. Inc. and Nomura Global Financial Products Inc. (filed as Exhibit 10.5 to the Company's Form 8-K filed on December 13, 2021 and incorporated herein by reference)

10.14
Base Issuer Warrant Transaction Confirmation, dated as of December 7, 2021, by and between Patrick Industries. Inc. and Wells Fargo Bank, National Association. (filed as Exhibit 10.6 to the Company's Form 8-K filed on December 13, 2021 and incorporated herein by reference)

10.15
Additional Convertible Bond Hedge Transaction Confirmation, dated as of December 9, 2021, by and between Patrick Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.7 to the Company's Form 8-K filed on December 13, 2021 and incorporated herein by reference)

10.16
Additional Convertible Bond Hedge Transaction Confirmation, dated as of December 9, 2021, by and between Patrick Industries, Inc. and Nomura Global Financial Products Inc. (filed as Exhibit 10.8 to the Company's Form 8-K filed on December 13, 2021 and incorporated herein by reference)

10.17
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

10.21*	Employment Agreement with Executive Chairman of the Board of Directors. (filed as Exhibit 10.1 to the Company's Form 8-K filed on January 10, 2022 and incorporated herein by reference)

21**	Subsidiaries of the Registrant.

23.1**	Consent of Deloitte & Touche LLP.

31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32**	Certification pursuant to 18 U.S.C. Section 1350.

97**	Incentive Compensation Recovery Policy

XBRL Exhibits.
Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Consolidated Statements of Cash Flows, and the related Notes to these financial statements in detail tagging format.
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

PATRICK INDUSTRIES, INC.

Date: February 29, 2024	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Chief Executive Officer
Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andy L. Nemeth	Chief Executive Officer	February 29, 2024
Andy L. Nemeth	(Principal Executive Officer)
Director

/s/ Matthew S. Filer	Interim Executive Vice President Finance,	February 29, 2024
Matthew S. Filer	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Joseph M. Cerulli	Director	February 29, 2024
Joseph M. Cerulli

/s/ Todd M. Cleveland	Chairman of the Board	February 29, 2024
Todd M. Cleveland

/s/ John A. Forbes	Director	February 29, 2024
John A. Forbes

/s/ Michael A. Kitson	Director	February 29, 2024
Michael A. Kitson

/s/ Pamela R. Klyn	Director	February 29, 2024
Pamela R. Klyn

/s/ Derrick B. Mayes	Director	February 29, 2024
Derrick B. Mayes

/s/ Denis G. Suggs	Director	February 29, 2024
Denis G. Suggs

/s/ M. Scott Welch	Lead Independent Director	February 29, 2024
M. Scott Welch

PATRICK INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Patrick Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Patrick Industries, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Goodwill – Fiberglass Reporting Unit – Refer to Notes 1 and 6 to the Financial Statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. When calculating the present value of future cash flows under the income approach, the Company takes into consideration forecasted sales volumes, operating income, and a discount rate. The Company uses a market approach as a secondary valuation method to evaluate the income approach. The market approach includes a comparison of multiples of earnings before interest, taxes, depreciation, and amortization (EBITDA) for the reporting unit to similar businesses or guideline companies whose securities are actively traded in public markets. The estimated fair value of the Company’s reporting unit was determined to exceed the carrying value for the year end December 31, 2023, and so no impairment was recognized.
We identified goodwill for the Fiberglass Reporting Unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the Fiberglass Reporting Unit and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margin, specifically due to the sensitivity of the Fiberglass Reporting Unit’s operations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rate and forecasts of sales and operating income used by management to estimate the fair value of certain reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Fiberglass Reporting Unit related to management’s selection of the discount rates and forecasts of sales and operating income.
•We evaluated management’s ability to accurately forecast sales and operating income by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s sales and operating income assumptions included in the income approach model, and the extent to which forecast projection risk had been contemplated in the selection of the discount rate by comparing the forecasts to historical sales and operating income.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and discount rate by testing the source information underlying the determination of the discount rate, the mathematical accuracy of the calculations and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 29, 2024
We have served as the Company's auditor since 2019.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

($ in thousands except per share data)	Year Ended December 31,
	2023	2022	2021
NET SALES	$3,468,045	$4,881,872	$4,078,092
Cost of goods sold	2,685,812	3,821,934	3,276,898
GROSS PROFIT	782,233	1,059,938	801,194

Operating Expenses:
Warehouse and delivery	143,921	163,026	139,606
Selling, general and administrative	299,418	327,513	253,547
Amortization of intangible assets	78,694	73,229	56,329
Total operating expenses	522,033	563,768	449,482
OPERATING INCOME	260,200	496,170	351,712
Interest expense, net	68,942	60,760	57,890
Income before income taxes	191,258	435,410	293,822
Income taxes	48,361	107,214	68,907
NET INCOME	$142,897	$328,196	$224,915

BASIC EARNINGS PER COMMON SHARE	$6.64	$14.82	$9.87
DILUTED EARNINGS PER COMMON SHARE	$6.50	$13.49	$9.63

Weighted average shares outstanding - Basic	21,519	22,140	22,780
Weighted average shares outstanding - Diluted	22,025	24,471	23,355
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)	Year Ended December 31,
	2023	2022	2021
NET INCOME	$142,897	$328,196	$224,915
Other comprehensive income (loss), net of tax:
Change in unrealized gain on hedge derivatives	—	757	4,131
Foreign currency translation gain (loss)	(75)	(97)	142
Other	(229)	873	(449)
Total other comprehensive income (loss)	(304)	1,533	3,824
COMPREHENSIVE INCOME	$142,593	$329,729	$228,739
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands except share data)	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$11,409	$22,847
Trade and other receivables, net	163,838	172,890
Inventories	510,133	667,841
Prepaid expenses and other	49,251	46,326
Total current assets	734,631	909,904
Property, plant and equipment, net	353,625	350,572
Operating lease right-of-use-assets	177,717	163,674
Goodwill	637,393	629,263
Intangible assets, net	651,153	720,230
Other non-current assets	7,929	8,828
TOTAL ASSETS	$2,562,448	$2,782,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$7,500	$7,500
Current operating lease liabilities	48,761	44,235
Accounts payable	140,524	142,910
Accrued liabilities	111,711	172,595
Total current liabilities	308,496	367,240
Long-term debt, less current maturities, net	1,018,356	1,276,149
Long-term operating lease liabilities	132,444	122,471
Deferred tax liabilities, net	46,724	48,392
Other long-term liabilities	11,091	13,050
TOTAL LIABILITIES	1,517,111	1,827,302

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding 2023 - 22,160,608 shares; issued and outstanding 2022 - 22,212,360 shares	203,258	197,003
Accumulated other comprehensive loss	(999)	(695)
Retained earnings	843,078	758,861
TOTAL SHAREHOLDERS’ EQUITY	1,045,337	955,169
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,562,448	$2,782,471
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$142,897	$328,196	$224,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,543	130,757	104,808
Amortization of convertible notes debt discount	1,072	1,851	7,987
Stock-based compensation expense	19,429	21,751	22,887
Deferred income taxes	(591)	(9,349)	(3,943)
(Gain) loss on sale of property, plant and equipment	585	(5,560)	583
Other	1,842	4,785	4,971
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	8,923	26,056	(14,350)
Inventories	162,181	(11,896)	(232,465)
Prepaid expenses and other assets	(3,931)	20,123	(13,114)
Accounts payable, accrued liabilities and other	(68,278)	(94,976)	149,851
Net cash provided by operating activities	408,672	411,738	252,130
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(58,987)	(79,883)	(64,804)
Proceeds from sale of property, equipment, facility and other	1,362	7,620	197
Business acquisitions, net of cash acquired	(25,859)	(248,899)	(508,127)
Purchase of intangible assets and other investing activities	(3,061)	(305)	(2,000)
Net cash used in investing activities	(86,545)	(321,467)	(574,734)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	—	—	58,750
Term debt repayments	(7,500)	(7,500)	(6,875)
Borrowing on revolver	488,440	839,436	832,500
Repayments on revolver	(568,728)	(894,147)	(972,500)
Repayments of convertible notes	(172,500)	—	—
Proceeds from senior notes offering	—	—	350,000
Proceeds from convertible notes offering	—	—	258,750
Purchase of convertible notes hedges	—	—	(57,443)
Proceeds from sale of warrants	—	—	43,677
Cash dividends paid to shareholders	(42,140)	(32,869)	(27,024)
Stock repurchases under buyback program	(18,808)	(77,117)	(48,940)
Taxes paid for share-based payment arrangements	(12,132)	(10,227)	(17,814)
Payment of deferred financing costs	—	(2,464)	(15,745)
Payment of contingent consideration from business acquisitions	(1,460)	(5,580)	(1,600)
Proceeds from exercise of common stock options	1,413	195	4,950
Other financing activities	(150)	—	—
Net cash (used in) provided by financing activities	(333,565)	(190,273)	400,686
(Decrease) increase in cash and cash equivalents	(11,438)	(100,002)	78,082
Cash and cash equivalents at beginning of year	22,847	122,849	44,767
Cash and cash equivalents at end of year	$11,409	$22,847	$122,849
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

($ in thousands, except share data)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance January 1, 2021	$180,892	$24,387	$(6,052)	$—	$360,214	$559,441
Net income	—	—	—	—	224,915	224,915
Dividends declared	—	—	—	—	(27,836)	(27,836)
Other comprehensive loss, net of tax	—	—	3,824	—	—	3,824
Stock repurchases under buyback program	(2,729)	(368)	—	(21,550)	(24,293)	(48,940)
Retirement of treasury stock	(2,013)	(271)	—	21,550	(19,266)	—
Issuance of shares upon exercise of common stock options	4,950	—	—	—	—	4,950
Issuance of shares in connection with a business combination	10,211	—	—	—	—	10,211
Repurchase of shares for tax payments related to the vesting and exercise of share-based grants	(17,815)	—	—	—	—	(17,815)
Stock-based compensation expense	22,887	—	—	—	—	22,887
Purchase of convertible notes hedges, net of tax of $14,556	—	(42,887)	—	—	—	(42,887)
Proceeds from sale of warrants	—	43,677	—	—	—	43,677
Equity component of convertible note issuance, net of tax of $11,923	—	35,130	—	—	—	35,130
Balance December 31, 2021	$196,383	$59,668	$(2,228)	$—	$513,734	$767,557
Impact of adoption of ASU 2020-06	—	(59,668)	—	—	15,975	(43,693)
Net income	—	—	—	—	328,196	328,196
Dividends declared	—	—	—	—	(33,160)	(33,160)
Other comprehensive income, net of tax	—	—	1,533	—	—	1,533
Share repurchases under buyback program	(11,099)	—	—	—	(65,884)	(76,983)
Issuance of shares upon exercise of common stock options	195	—	—	—	—	195
Repurchase of shares for tax payments related to the vesting and exercise of share-based grants	(10,227)	—	—	—	—	(10,227)
Stock-based compensation expense	21,751	—	—	—	—	21,751
Balance December 31, 2022	$197,003	$—	$(695)	$—	$758,861	$955,169
Net income	—	—	—	—	142,897	142,897
Dividends declared	—	—	—	—	(42,327)	(42,327)
Other comprehensive income, net of tax	—	—	(304)	—	—	(304)
Share repurchases under buyback program	(2,455)	—	—	—	(16,353)	(18,808)
Issuance of shares upon exercise of common stock options	1,413	—	—	—	—	1,413
Repurchase of shares for tax payments related to the vesting and exercise of share-based grants	(12,132)	—	—	—	—	(12,132)
Stock-based compensation expense	19,429	—	—	—	—	19,429
Balance December 31, 2023	$203,258	$—	$(999)	$—	$843,078	$1,045,337
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Patrick Industries, Inc. (“Patrick” or the “Company”) operations consist of the manufacture and distribution of component products and materials for use primarily by the recreational vehicle (“RV”), marine, manufactured housing (“MH”) and industrial markets for customers throughout the United States and Canada. As of December 31, 2023, the Company maintained 179 manufacturing plants and 62 distribution facilities located in 23 states with a small presence in Mexico, China and Canada. Patrick operates in two business segments: Manufacturing and Distribution.
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
Manufacturing segment revenue is recognized when control of the products transfers to the customer which is the point when the customer gains the ability to direct the use of and obtain substantially all the remaining benefits from the asset, which is generally upon delivery of goods, or upon shipment of goods in certain circumstances. In limited circumstances, where the products are customer specific with no alternative use to the Company, and the Company has a legally enforceable right to payment for performance to date with a reasonable margin, revenue is recognized over the contract term based on the cost-to-cost method. However, the financial impact of these contracts is immaterial considering the short production cycles and limited inventory days on hand.
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
Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available for diluted shares (calculated as net income plus the after-tax effect of interest on potentially dilutive convertible notes, as defined by Accounting Standards Update ("ASU") 2020-06, as adopted in 2022) by the weighted-average number of common shares outstanding, plus the weighted-average impact of potentially dilutive convertible notes as defined by ASU 2020-06, plus the dilutive effect of stock options, SARS, and certain restricted stock awards (collectively, “Common Stock Equivalents”). The dilutive effect of Common Stock Equivalents is calculated under the treasury stock method using the average market price for the period. Common Stock Equivalents are not included in the computation of diluted earnings per common share if their effect would be anti-dilutive. See Note 12 "Earnings Per Common Share" for the calculation of both basic and diluted earnings per common share.
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

	As of December 31
($ in thousands)	2023	2022
Trade receivables	$136,796	$144,301
Other receivables	31,046	30,787
Allowance for doubtful accounts	(4,004)	(2,198)
Total	$163,838	$172,890
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
Prepaid Expenses and Other

	As of December 31
($ in thousands)	2023	2022
Vendor rebates receivable	$9,303	$12,366
Prepaid expenses	22,868	22,311
Vendor and other deposits	8,211	11,649
Prepaid income taxes	8,869	—
Total	$49,251	$46,326
Property, Plant and Equipment
Property, plant and equipment (“PP&E”) is generally recorded at cost. Depreciation is computed primarily by the straight-line method applied to individual items based on estimated useful lives, which is as follows for 2023:

Asset Class	Estimated life (years)
Buildings and improvements	10-30
Leasehold improvements	10
Capitalized software	3-5
Machinery and equipment and transportation equipment	3-7

Leasehold improvements are amortized over the lesser of their useful lives or the related lease term. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows.
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual impairment test based on their estimated fair value. The Company reviews goodwill and indefinite-lived intangible assets for impairment in the fourth quarter, or more frequently, if events or changes in circumstances indicate the assets might be impaired. The impairment test was performed on October 1, 2023.
In conducting its impairment testing, the Company estimates the fair value of our reporting units using both an income and market based approach. The market approach includes a comparison of multiples of earnings before interest, taxes, depreciation and amortization for the reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. The income approach calculates the present value of expected cash flows to determine the estimated fair value of our reporting units. Additionally, the income approach requires us to estimate future cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. The assumptions we use to estimate future cash flows are consistent with the assumptions that our reporting units use for internal planning purposes. When calculating the present value of future cash flows under the income approach, we take into consideration multiple variables, including forecasted sales volumes and operating income, current industry and economic conditions, and historical results.
If we determine that the estimated fair value of each reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. Our fourth quarter 2023 goodwill impairment test concluded that the fair values of each of our reporting units exceeded their carrying values. Our 2023 indefinite-lived intangibles test also concluded that the fair values of intangibles exceeded their respective carrying values.
Impairment of Long-Lived Assets
When events or conditions warrant, the Company evaluates the recoverability of long-lived assets other than goodwill and indefinite-lived intangible assets and considers whether these assets are impaired.  The Company assesses the recoverability of these assets based upon several factors, including management's intention with respect to the assets and their projected future undiscounted cash flows. If projected undiscounted cash flows are less than the carrying amount of the assets, the Company adjusts the carrying amounts of such assets to their estimated fair value. A significant adverse change in the Company’s business climate in future periods could result in a significant loss of market share or the inability to achieve previously projected revenue growth and could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge. Finite-lived intangible assets are amortized over their useful lives, as detailed further in Note 6 "Goodwill and Intangible Assets", and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.
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

	As of December 31
	2023			2022
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents(1)	$6.1	$—	$—	$15.2	$—	$—
7.50% senior notes due 2027(2)	$—	$303.7	$—	$—	$293.9	$—
4.75% senior notes due 2029(2)	$—	$320.2	$—	$—	$293.8	$—
1.00% convertible notes due 2023(2)	$—	$—	$—	$—	$172.0	$—
1.75% convertible notes due 2028(2)	$—	$295.2	$—	$—	$219.9	$—
Term loan due 2027(3)	$—	$129.4	$—	$—	$136.9	$—
Revolver due 2027(3)	$—	$—	$—	$—	$80.3	$—
Contingent consideration(4)	$—	$—	$8.5	$—	$—	$9.2
(1) The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market with relatively short maturities, are reported on the consolidated balance sheet as of December 31, 2023 as a component of "Cash and cash equivalents".
(2) The amounts of these notes listed above are the fair values for disclosure purposes only, and they are recorded in the Company's consolidated balance sheets as of December 31, 2023 and 2022 using the interest rate method.
(3) The carrying amounts of our term loan and revolving credit facility approximate fair value as of December 31, 2023 and 2022 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
(4) The estimated fair value of the Company's contingent consideration is discussed further in Note 3 "Acquisitions".
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
Recently Issued Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In October 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-06, "Disclosure Improvements." The amendments in this update modify the disclosure or presentation requirements of a variety of topics in the codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. The amendments in this ASU are effective for public business entities for interim periods beginning after June 30, 2027. The Company is currently evaluating the impacts of the provisions of ASU 2023-06.
In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures". This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in additional required disclosures when adopted. The Company is currently evaluating this guidance to determine the impact on its disclosures; however, adoption will not impact our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures". This ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating this guidance to determine the impact on its disclosures; however, adoption will not impact our consolidated financial statements.
2.    REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segment, consistent with how the Company believes the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Year Ended December 31, 2023
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$1,018,003	$485,339	$1,503,342
Marine	868,681	55,080	923,761
Manufactured Housing	258,551	309,659	568,210
Industrial	441,548	31,184	472,732
Total	$2,586,783	$881,262	$3,468,045

	Year Ended December 31, 2022
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$1,777,541	$815,478	$2,593,019
Marine	976,699	60,803	1,037,502
Manufactured Housing	344,983	359,618	704,601
Industrial	504,543	42,207	546,750
Total	$3,603,766	$1,278,106	$4,881,872

	Year Ended December 31, 2021
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$1,617,852	$786,590	$2,404,442
Marine	633,848	31,417	665,265
Manufactured Housing	261,856	283,207	545,063
Industrial	416,910	46,412	463,322
Total	$2,930,466	$1,147,626	$4,078,092
3.    ACQUISITIONS
General
Business combinations generally take place to strengthen Patrick's positions in existing markets and increase its market share and per unit content, expand into additional markets, or gain key technology. Acquisitions are accounted for under the acquisition method of accounting. For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired is recorded as goodwill, which generally represents the combined value of the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, market share growth and net income.

The Company completed the acquisitions discussed below during the years ended December 31, 2023, 2022 and 2021. The acquisitions were funded through cash on hand, issuance of shares, or borrowings under the Company’s credit facility in existence at the time of acquisition. For each of the acquisitions discussed, we either acquired the assets and assumed the liabilities of the business, or acquired 100% of the equity interests. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one-year measurement period. For those acquisitions where the purchase price allocation is provisional, which includes certain acquisitions completed in 2023, the Company is still in the process of finalizing the fair values of acquired intangible assets and fixed assets.

For the years ended December 31, 2023, 2022 and 2021, revenue of approximately $17.7 million, $121.8 million and $259.9 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such respective year.
For the years ended December 31, 2023, 2022 and 2021, operating income of approximately $1.0 million, $19.4 million and $25.0 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such respective year. Acquisition-related costs associated with the businesses acquired in 2023, 2022 and 2021 were immaterial in each respective year.
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
The following table provides a reconciliation of the beginning and ending aggregate fair values of the contingent consideration:

	Year Ended December 31
($ in thousands)	2023	2022
Beginning fair value - contingent consideration	$9,213	$12,275
Additions	3,590	1,940
Fair value adjustments	917	2,228
Settlements	(5,210)	(7,230)
Ending fair value - contingent consideration	$8,510	$9,213
The following table shows the balance sheet location of the fair value of contingent consideration and the maximum amount of contingent consideration payments the Company may be subject to:

	As of December 31
($ in thousands)	2023	2022
Accrued liabilities	$7,500	$5,250
Other long-term liabilities	1,010	3,963
Total fair value of contingent consideration	$8,510	$9,213
Maximum amount of contingent consideration	$8,510	$10,747

2023 Acquisitions
The Company completed three acquisitions in the year ended December 31, 2023, including the following previously announced acquisition (collectively, the "2023 Acquisitions"):

Company	Segment	Description
BTI Transport	Distribution	Provider of transportation and logistics services to marine original equipment manufacturers ("OEMs") and dealers, based in Elkhart, Indiana, acquired in April 2023. The acquired business operates under the Patrick Marine Transport brand.
Inclusive of two acquisitions not discussed above, total cash consideration for the 2023 Acquisitions was approximately $26.3 million, plus contingent consideration over a two-year period based on future performance in connection with certain acquisitions. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus certain purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Changes to preliminary purchase accounting estimates recorded in 2023 related to the 2023 Acquisitions were immaterial.
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
Inclusive of two acquisitions not discussed above, total cash consideration for the 2022 Acquisitions was approximately $248.1 million, plus contingent consideration over a one to two-year period based on future performance in connection with certain acquisitions. Purchase price allocations and all valuation activities in connection with the 2022 Acquisitions have been finalized. Changes to preliminary purchase accounting estimates recorded in 2023 related to the 2022 Acquisitions were immaterial and relate primarily to the valuation of intangible and fixed assets.

2021 Acquisitions
The Company completed thirteen acquisitions in the year ended December 31, 2021, including the following seven previously announced acquisitions (collectively, the "2021 Acquisitions"):

Company	Segment	Description
Sea-Dog Corporation & Sea-Lect Plastics (collectively, "Sea-Dog")	Distribution & Manufacturing	Distributor of a variety of marine and powersports hardware and accessories to distributors, wholesalers, retailers, and manufacturers and provider of plastic injection molding, design, product development and expert tooling to companies and government entities, based in Everett, Washington, acquired in March 2021.
Hyperform, Inc.	Manufacturing	Manufacturer of high-quality, non-slip foam flooring, operating under the SeaDek® brand name, for the marine OEM market and aftermarket as well as serving the pool and spa, powersports and utility markets under the SwimDek and EndeavorDek brand names, with manufacturing facilities in Rockledge, Florida and Cocoa, Florida, acquired in April 2021.
Alpha Systems, LLC	Manufacturing & Distribution
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
Inclusive of six acquisitions not discussed above, total cash consideration for the 2021 Acquisitions was approximately $509.1 million, plus contingent consideration over a one to three-year period based on future performance in connection with certain acquisitions. Purchase price allocations and all valuation activities in connection with the 2021 Acquisitions have been finalized.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the acquisition for 2023, 2022, and 2021 Acquisitions:

	2023 Acquisitions	2022 Acquisitions				2021 Acquisitions(2)
($ in thousands)		Acquisition A	Acquisition B	All Others	Total
Consideration
Cash, net of cash acquired	$26,316	$132,557	$94,705	$20,824	$248,086	$509,064
Working capital holdback and other, net(1)	(26)	—	—	—	—	—
Common stock issuance(2)	—	—	—	—	—	10,211
Contingent consideration(3)	3,500	—	—	1,840	1,840	4,730
Total consideration	$29,790	$132,557	$94,705	$22,664	$249,926	$524,005
Assets Acquired
Trade receivables	$618	$20,640	$4,880	$905	$26,425	$26,118
Inventories	4,430	32,744	8,732	2,352	43,828	67,305
Prepaid expenses & other	105	1,325	164	127	1,616	13,747
Property, plant & equipment	10,294	4,681	8,086	1,464	14,231	54,894
Operating lease right-of-use assets	1,044	2,917	1,435	599	4,951	25,530
Identifiable intangible assets:
Customer relationships	10,270	58,000	30,970	7,055	96,025	164,072
Non-compete agreements	430	500	—	310	810	3,643
Patents	—	7,500	9,500	—	17,000	28,850
Trademarks	—	17,000	8,080	1,310	26,390	56,519
Liabilities Assumed
Current portion of operating lease obligations	(262)	(512)	(289)	(273)	(1,074)	(5,518)
Accounts payable & accrued liabilities	(518)	(24,521)	(3,336)	(1,279)	(29,136)	(32,309)
Operating lease obligations	(781)	(2,405)	(1,146)	(326)	(3,877)	(20,012)
Deferred tax liabilities	—	$(19,930)	$(12,684)	$—	$(32,614)	$(1,486)
Total fair value of net assets acquired	25,630	97,939	54,392	12,244	164,575	381,353
Goodwill(4)	5,905	34,618	40,313	10,420	85,351	142,652
Bargain Purchase Gain(5)	(1,745)	—	—	—	—	—
	$29,790	$132,557	$94,705	$22,664	$249,926	$524,005
(1) Certain acquisitions contain working capital holdbacks which are typically settled in a 90-day period following the close of the acquisition. This value represents the remaining amounts due to (from) sellers as of December 31, 2023.
(2) In connection with one of the 2021 Acquisitions, the Company issued 113,961 shares of common stock at a closing price of $89.60 as of the acquisition date. Further detail of the 2021 Acquisitions can be found in the 2022 Form 10-K filed with the SEC on February 24, 2023.
(3) These amounts reflect the acquisition date fair value of contingent consideration based on future results relating to certain acquisitions.
(4) Goodwill is tax-deductible for the 2023 Acquisitions, for the 2022 Acquisitions, except Acquisition A and Acquisition B (totaling approximately $74.9 million), and for the 2021 Acquisitions, except Tumacs Covers (approximately $6.2 million).
(5) In connection with one of the 2023 Acquisitions, the Company recognized a $1.7 million bargain purchase gain. A bargain purchase gain is recognized when the net assets acquired in a business combination have a higher fair value than the consideration paid. This gain is primarily attributable to the fair value assigned to customer relationships in that acquisition and is included in "Selling, general and administrative" in the consolidated statement of income for the year ended December 31, 2023.

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
Pro Forma Information (Unaudited)
The following pro forma information assumes the 2023 Acquisitions and 2022 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of each of the 2023 Acquisitions and 2022 Acquisitions, combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.
The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition.
In addition, the pro forma information includes incremental amortization expense related to intangible assets acquired of $0.4 million and $5.6 million for the years ended December 31, 2023 and 2022, respectively, in connection with the acquisitions as if they occurred as of the beginning of the year immediately preceding each such acquisition.

	Year Ended December 31
($ in thousands except per share data)	2023	2022
Net sales	$3,483,940	$4,994,679
Net income	$143,693	$333,835
Basic earnings per common share	6.68	15.07
Diluted earnings per common share	6.53	13.72
The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.
4.    INVENTORIES

	As of December 31
($ in thousands)	2023	2022
Raw materials	$269,786	$348,670
Work in process	16,596	22,630
Finished goods	107,675	141,516
Less: reserve for inventory excess and obsolescence	(15,990)	(14,059)
Total manufactured goods, net	378,067	498,757
Materials purchased for resale (distribution products)	140,147	175,061
Less: reserve for inventory excess and obsolescence	(8,081)	(5,977)
Total materials purchased for resale (distribution products), net	132,066	169,084
Total inventories	$510,133	$667,841

5.    PROPERTY, PLANT AND EQUIPMENT

	As of December 31
($ in thousands)	2023	2022
Land and improvements	$19,502	$19,242
Building and improvements	85,941	82,280
Machinery and equipment	485,020	442,881
Transportation equipment	21,900	11,866
Leasehold improvements	33,736	29,252
Property, plant and equipment, at cost	646,099	585,521
Less: accumulated depreciation and amortization	(292,474)	(234,949)
Property, plant and equipment, net	$353,625	$350,572
Total depreciation expense for property, plant and equipment for fiscal 2023, 2022, and 2021 was $65.8 million, $57.5 million and $48.5 million, respectively.
Accrued capital expenditures were approximately $2.1 million, $1.7 million and $2.6 million for the years ended December 31, 2023, 2022, and 2021.
6.    GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance - January 1, 2022	$481,906	$69,471	$551,377
Acquisitions	82,886	240	83,126
Adjustment to prior year preliminary purchase price allocation	(6,430)	1,190	(5,240)
Balance - December 31, 2022	$558,362	$70,901	$629,263
Acquisitions	—	5,905	5,905
Adjustment to prior year preliminary purchase price allocation	2,008	217	2,225
Balance - December 31, 2023	$560,370	$77,023	$637,393
As of December 31, 2023 and 2022, accumulated impairment of goodwill in the Manufacturing segment was $27.4 million.
Intangible assets, net consist of the following:

	As of December 31
($ in thousands)	2023	2022
Customer relationships	$729,664	$722,503
Non-compete agreements	21,561	20,412
Patents	69,401	69,164
Trademarks	197,027	195,957
Gross intangible assets	1,017,653	1,008,036
Less: accumulated amortization	(366,500)	(287,806)
Intangible assets, net	$651,153	$720,230

Changes in the carrying value of intangible assets for the years ended December 31, 2023 and 2022 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance - January 1, 2022	$534,827	$105,629	$640,456
Acquisitions	145,204	260	145,464
Amortization	(62,786)	(10,443)	(73,229)
Adjustment to prior year preliminary purchase price allocation	5,402	2,137	7,539
Balance - December 31, 2022	622,647	97,583	720,230
Acquisitions	3,061	11,000	14,061
Amortization	(67,645)	(11,049)	(78,694)
Adjustment to prior year preliminary purchase price allocation	(4,360)	(84)	(4,444)
Balance - December 31, 2023	$553,703	$97,450	$651,153
Amortization expense for the next five fiscal years ending December 31 related to finite-lived intangible assets as of December 31, 2023 is estimated to be as follows (in thousands):

2024	$77,403
2025	$73,316
2026	$67,455
2027	$61,001
2028	$47,877
7.    DEBT
The following table presents a summary of total debt outstanding:

	As of December 31
($ in thousands)	2023	2022
Long-term debt:
1.00% convertible notes due 2023	$—	$172,500
Term loan due 2027	129,375	136,875
Revolver due 2027	—	80,289
7.50% senior notes due 2027	300,000	300,000
1.75% convertible notes due 2028	258,750	258,750
4.75% senior notes due 2029	350,000	350,000
Total long-term debt	1,038,125	1,298,414
Less: convertible notes debt discount, net	(4,917)	(5,989)
Less: term loan deferred financing costs, net	(548)	(701)
Less: senior notes deferred financing costs, net	(6,804)	(8,075)
Less: current maturities of long-term debt	(7,500)	(7,500)
Total long-term debt, less current maturities, net	$1,018,356	$1,276,149
2021 Credit Facility
On August 11, 2022, the Company entered into the first amendment of its Fourth Amended and Restated Credit Agreement dated April 20, 2021 (as amended, the “2021 Credit Agreement”), under which the senior secured credit facility was increased to $925 million from $700 million and the maturity date was extended to August 11, 2027 from April 20, 2026. The senior credit facility under the 2021 Credit Agreement is comprised of a $775 million revolving credit facility (the

"Revolver due 2027") and the remaining balance of the $150 million term loan (the "Term Loan due 2027" and together with the Revolver due 2027, the "2021 Credit Facility"). The Company recorded a $0.3 million write-off of deferred financing costs as a result of the amendment, which is included in "Selling, general and administrative" in the Company's consolidated statements of income for the year ended December 31, 2022. Pursuant to the amendment, interest rates for borrowings under the 2021 Credit Agreement transitioned to a Secured Overnight Financing Rate ("SOFR") based option from a London Inter-Bank Offered Rate ("LIBOR") based option.

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
The total face value of the Term Loan due 2027 is $150.0 million. Total available borrowing capacity under the Revolver due 2027 is $775.0 million. As of December 31, 2023, the Company had $129.4 million outstanding under the Term Loan due 2027 under the SOFR-based option, and no outstanding borrowings for the Revolver due 2027. The interest rate for incremental borrowings as of December 31, 2023 was SOFR plus 1.75% (or 7.20%) for the SOFR-based option. The fee payable on committed but unused portions of the Revolver due 2027 was 0.225% as of December 31, 2023.
1.75% Convertible Senior Notes due 2028
In December 2021, the Company issued $258.75 million aggregate principal amount of 1.75% Convertible Senior Notes due 2028 (the “1.75% Convertible Notes”). The total debt discount of $56.1 million at issuance consisted of two components: (i) the conversion option component, recorded to shareholders' equity, in the amount of $48.8 million, representing the difference between the principal amount of the 1.75% Convertible Notes upon issuance less the present value of the future cash flows of the 1.75% Convertible Notes using a borrowing rate for a similar non-convertible debt instrument and (ii) debt issuance costs of $7.3 million. The conversion option component of the 1.75% Convertible Notes was valued using Level 2 inputs under the fair value hierarchy. The unamortized portion of the total debt discount is being amortized to interest expense over the life of the 1.75% Convertible Notes. The effective interest rate on the 1.75% Convertible Notes, which includes the non-cash interest expense of debt discount amortization and debt issuance costs, was 2.14% as of December 31, 2023.
The net proceeds from the issuance of the 1.75% Convertible Notes were approximately $249.7 million, after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company, but before deducting the net cost of the 1.75% Convertible Note Hedge Transactions and the 1.75% Convertible Note Warrant Transactions (each as defined herein) described in Note 8 "Derivative Financial Instruments". The 1.75% Convertible Notes are senior unsecured obligations of the Company and pay interest semi-annually in arrears on June 1 and December 1 of each year at an annual rate of 1.75%. The 1.75% Convertible Notes will mature on December 1, 2028 unless earlier repurchased or converted in accordance with their terms. Prior to June 1, 2028, the 1.75% Convertible Notes may be converted at the option of the holders only upon the occurrence of specified events and during certain periods, and thereafter until the close of business on the second scheduled trading day immediately preceding the maturity date. The Company will satisfy any conversion by paying cash up to the aggregate principal amount of the 1.75% Convertible Notes to be converted and by paying or delivering, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the 1.75% Convertible Notes being converted. The initial conversion rate for the 1.75% Convertible Notes is 9.9887 shares of the Company's common stock per $1,000 principal amount of the 1.75% Convertible Notes (or 2,584,578 shares in the aggregate) and is equal to an initial conversion price of approximately $100.11 per share. If an event of default on the 1.75% Convertible Notes occurs, the principal amount of the 1.75% Convertible Notes, plus accrued and unpaid interest (including additional interest, if any) may be declared immediately due and payable, subject to certain conditions.
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
1.00% Convertible Senior Notes due 2023
In January 2018, the Company issued $172.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2023 (the “1.00% Convertible Notes”). On February 1, 2023, the Company utilized borrowing capacity under the Revolver due 2027 to satisfy its repayment obligation at maturity of the 1.00% Convertible Notes. All noteholders elected to receive cash in repayment of the 1.00% Convertible Notes.
Debt Maturities
As of December 31, 2023, the aggregate maturities of total long-term debt for the next five fiscal years and thereafter are as follows (in thousands):

2024	$7,500
2025	13,125
2026	15,000
2027	393,750
2028	258,750
Thereafter	350,000
Total	$1,038,125
Letters of credit totaling $6.9 million were outstanding as of December 31, 2023 that exist to meet credit requirements for the Company’s insurance providers.
Cash paid for interest for the years ended December 31, 2023, 2022 and 2021 was $66.3 million, $56.9 million and $45.0 million, respectively.
8.    DERIVATIVE FINANCIAL INSTRUMENTS
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
1.00% Convertible Note Hedge Transactions and Warrant Transactions
In January 2018, in connection with the 1.00% Convertible Note offering, the Company entered into privately negotiated convertible note hedge transactions (the “1.00% Convertible Note Hedge Transactions”) and at the same time also entered into separate, privately negotiated warrant transactions (the “1.00% Convertible Note Warrant Transactions”). The 1.00% Convertible Note Hedge Transactions expired as of February 1, 2023 and the 1.00% Convertible Note Warrant Transactions expired as of September 20, 2023 in connection with the repayment at maturity of the 1.00% Convertible Notes.
9.    ACCRUED LIABILITIES

	As of December 31
($ in thousands)	2023	2022
Employee compensation and benefits	$57,702	$80,725
Property taxes	6,038	5,777
Customer incentives	21,724	27,719
Accrued interest	7,998	8,807
Accrued warranty	6,130	12,103
Income tax payable	2,372	28,926
Other	9,747	8,538
Total accrued liabilities	$111,711	$172,595
The table below summarizes the change in accrued warranty liabilities.

	Year Ended December 31
($ in thousands)	2023	2022	2021
Beginning balance	$12,103	$13,827	$3,872
Provision	23,820	29,918	24,202
Settlements made (in cash or in kind)	(29,793)	(32,998)	(17,725)
Acquisitions	—	1,356	3,478
Ending balance	$6,130	$12,103	$13,827

10.    INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31
($ in thousands)	2023	2022	2021
Current:
Federal	$44,126	$92,783	$57,156
State	4,816	23,724	15,755
Foreign	10	56	(61)
Total current	48,952	116,563	72,850
Deferred:
Federal	(3,578)	(7,348)	(1,854)
State	2,994	(2,027)	(2,089)
Foreign	(7)	26	—
Total deferred	(591)	(9,349)	(3,943)
Income taxes	$48,361	$107,214	$68,907
The Company has accounted for in its 2023, 2022, and 2021 income tax provision the impact of Global Intangible Low-Taxed Income, base-erosion anti-abuse tax, interest expense limitations under Section 163(j), and foreign-derived intangible income deductions, although such provisions were either not applicable or resulted in a zero or immaterial impact to the consolidated financial statements.
A reconciliation of the differences between the actual provision for income taxes and income taxes at the federal statutory income tax rate of 21% is as follows:

	Year Ended December 31
($ in thousands)	2023		2022		2021
Rate applied to pretax income	$40,201	21.0%	$91,436	21.0%	$61,598	21.0%
State taxes, net of federal tax effect	6,797	3.6%	16,715	3.8%	10,358	3.5%
Research and development tax credits	(2,889)	(1.5)%	(4,542)	(1.0)%	(1,990)	(0.7)%
Section 162(m) permanent addback	6,315	3.3%	7,421	1.7%	5,825	2.0%
Excess tax benefit on stock-based compensation	(3,513)	(1.8)%	(3,292)	(0.7)%	(6,035)	(2.1)%
Other	1,450	0.7%	(524)	(0.1)%	(849)	(0.3)%
Income taxes	$48,361	25.3%	$107,214	24.7%	$68,907	23.4%

The composition of the deferred tax assets and liabilities is as follows:

	As of December 31
($ in thousands)	2023	2022
Deferred tax assets:
Trade receivables allowance	$1,339	$1,325
Inventory capitalization	3,696	4,454
Inventory reserves	8,322	8,318
Federal NOL carryforwards	417	736
State NOL carryforwards	745	572
Accrued expenses	20,819	27,865
Deferred compensation	750	625
Operating lease liabilities	45,371	41,739
Share-based compensation	7,045	7,921
Capitalized research & experimentation costs	23,751	14,037
Total deferred tax assets before valuation allowance	112,255	107,592
Less: valuation allowance	(477)	(459)
Total deferred tax assets, net of valuation allowance	$111,778	$107,133
Deferred tax liabilities:
Prepaid expenses	(2,948)	(2,939)
Operating lease right-of-use assets	(44,498)	(40,980)
Depreciation expense	(46,783)	(47,050)
Intangibles	(63,977)	(64,012)
Other	(296)	(544)
Total deferred tax liabilities	$(158,502)	$(155,525)
Net deferred tax liabilities	$(46,724)	$(48,392)
Cash paid by the Company for income taxes was $84.3 million, $117.1 million and $46.2 million in 2023, 2022 and 2021, respectively.
As of December 31, 2023 and December 31, 2022, the Company had gross federal, state, and foreign net operating losses, of approximately $15.4 million and $17.6 million, respectively. These loss carryforwards generally expire between tax years ending December 31, 2023 and December 31, 2041. The components of the valuation allowance relate to certain acquired federal, state and foreign net operating loss carryforwards that the Company anticipates will not be utilized prior to their expiration, either due to income limitations or limitations under Section 382 of the Internal Revenue Code of 1986. The tax effected values of these net operating losses are $1.2 million and $1.3 million as of December 31, 2023 and 2022, respectively, exclusive of valuation allowances of $0.5 million and $0.5 million as of December 31, 2023 and 2022, respectively.
The Company is subject to periodic audits by domestic tax authorities. For the majority of tax jurisdictions, the U.S. federal statute of limitations remains open for the years 2020 and later. Uncertain tax benefits were immaterial as of December 31, 2023 and 2022 and activity related to uncertain tax benefits was immaterial for all periods presented.
11.    STOCK REPURCHASE PROGRAMS
In December 2022, the Company's Board of Directors ("the Board") authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $100 million, including the $38.2 million remaining under the previous authorization. Approximately $77.6 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program as of December 31, 2023. Under the stock repurchase plans, the Company made repurchases of common stock for 2023, 2022, and 2021 as follows:

	2023	2022	2021
Shares repurchased	276,784	1,325,564	612,325
Average price	$67.95	$58.08	$79.93
Aggregate cost (in millions)	$18.8	$77.0	$48.9
The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital and retained earnings in the Company’s consolidated balance sheet.
12.    EARNINGS PER COMMON SHARE
Earnings per common share is calculated as follows:

	Year Ended December 31
($ in thousands except per share data)	2023	2022	2021
Numerator:
Earnings for basic per share calculation	$142,897	$328,196	$224,915
Effect of interest on potentially dilutive convertible notes, net of tax	162	1,927	—
Earnings for dilutive per share calculation	$143,059	$330,123	$224,915

Denominator:
Weighted average common shares outstanding - basic	21,519	22,140	22,780
Weighted average impact of potentially dilutive convertible notes	166	2,059	—
Effect of potentially dilutive securities	340	272	575
Weighted average common shares outstanding - diluted	22,025	24,471	23,355

Earnings per common share:
Basic earnings per common share	$6.64	$14.82	$9.87
Diluted earnings per common share	$6.50	$13.49	$9.63

Cash dividends paid per common share	$1.90	$1.44	$1.17
The impact on diluted earnings per share from antidilutive securities excluded from the calculation was immaterial for all periods presented.
13.    LEASES
We lease certain facilities, trailers, forklifts and other assets. Leases with an initial term of 12 months or less are not recorded on the balance sheet and expense related to these short-term leases was immaterial for the years ended December 31, 2023, 2022 and 2021. Variable lease expense, principally related to trucks, forklifts, and index-related facility rent escalators, was immaterial for the years ended December 31, 2023, 2022 and 2021. Leases have remaining lease terms of 1 to 16 years. Certain leases include options to renew for an additional term. Where there is reasonable certainty to utilize a renewal option, we include the renewal option in the lease term used to calculate operating lease right-of-use assets and lease liabilities.

Lease expense, supplemental cash flow information, and other information related to leases were as follows:

	Year Ended December 31
($ in thousands)	2023	2022	2021
Operating lease cost	$56,370	$50,674	$42,081

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$55,933	$49,938	$41,061

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$65,505	$50,719	$78,225
Balance sheet information related to leases was as follows:

	As of December 31
($ in thousands, except lease term and discount rate)	2023	2022
Assets
Operating lease right-of-use assets	$177,717	$163,674
Liabilities
Operating lease liabilities, current portion	$48,761	$44,235
Long-term operating lease liabilities	132,444	122,471
Total lease liabilities	$181,205	$166,706

Weighted average remaining lease term, operating leases (in years)	4.8	5.1
Weighted average discount rate, operating leases	5.4%	4.4%
Maturities of operating lease liabilities were as follows as of December 31, 2023 (in thousands):

2024	$57,145
2025	48,597
2026	37,611
2027	24,023
2028	16,025
Thereafter	24,108
Total lease payments	207,509
Less imputed interest	(26,304)
Total	$181,205
The Company has additional operating leases that have not yet commenced as of December 31, 2023, and therefore, approximately $2.9 million in operating lease right-of-use assets and corresponding operating lease liabilities were not included in our consolidated balance sheet as of December 31, 2023. These leases are expected to commence in the first quarter of fiscal 2024 with lease terms of 5 years.
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
The Company sold certain parcels of real property that the EPA contends are connected to the Superfund Site (the "Divested Properties") in January 2022 for a pretax gain on disposal of $5.5 million that is included in Selling, general and administrative expenses in the Company's consolidated statements of income for year ended December 31, 2022. The purchaser agreed to indemnify, defend and hold the Company harmless for all liability and exposure, both private and to all EPA claims, concerning and relating to the Divested Properties. No further proceedings occurred in the year ended December 31, 2023. As to the real properties that were not among the Divested Properties but remain the subject of the litigation, the Company does not currently believe that the litigation or the Superfund Site matter are likely to have a material adverse impact on its financial condition, results of operations, or cash flows. However, any litigation is inherently uncertain, the EPA has yet to select a final remedy for the Superfund Site, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
15.    COMPENSATION PLANS
Stock-Based Compensation
The Company has various stock option and stock-based incentive plans and various agreements whereby stock options, restricted stock awards, and SARS were made available to certain key employees, directors, and others based upon meeting various individual, divisional or company-wide performance criteria and time-based criteria. All such awards qualify and are accounted for as equity awards. Equity incentive plan awards, which are granted under the Company's 2009 Omnibus Incentive Plan, are intended to retain and reward key employees for outstanding performance and efforts as they relate to the Company’s short-term and long-term objectives and its strategic plan. As of December 31, 2023, approximately 1.3 million common shares remain available for stock-based compensation grants.
Stock-based compensation expense was $19.4 million, $21.8 million and $22.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Income tax benefit for stock-based compensation expense was $4.8 million, $5.4 million and $5.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was approximately $18.2 million of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 17.0 months.

Stock Options:
No stock options were granted during the years ended December 31, 2023, 2022 and 2021. Outstanding stock options granted in prior years vest ratably over either three or four years and have nine-year contractual terms.
The following table summarizes the Company’s option activity:

	Years ended December 31
	2023		2022		2021
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding beginning of year	362	$43.76	368	$43.72	1,015	$43.88
Forfeited during the year	—	—	(1)	41.33	(32)	41.33
Exercised during the year	(248)	44.88	(5)	41.33	(615)	41.11
Outstanding end of year	114	$41.33	362	$43.76	368	$43.72

Vested Options:
Vested during the year	138	$42.98	161	$42.98	248	$46.70
Eligible end of year for exercise	114	$41.33	223	$44.25	67	$47.05

Aggregate intrinsic value ($ in thousands):
Total options outstanding		$6,711		$6,204		$13,593
Options exercisable		$6,711		$3,716		$2,268
Options exercised		$10,888		$91		$26,348

Weighted average fair value of options granted during the year		N/A		N/A		N/A
The aggregate intrinsic value (excess of market value over the option exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $100.35, $60.60 and $80.69 per share as of December 31, 2023, 2022 and 2021, respectively, is the price that would have been received by the option holders had those option holders exercised their options as of that date. As of December 31, 2023, the weighted average remaining contractual term for options outstanding was 5.4 years and the weighted average remaining contractual term for options exercisable was 5.4 years.
The cash received from the exercise of stock options was $1.4 million, $0.2 million and $4.9 million in 2023, 2022 and 2021, respectively. The income tax benefit related to the stock options exercised was $6.7 million in 2021, and immaterial in 2023 and 2022. The grant date fair value of stock options vested in 2023, 2022 and 2021 was $5.9 million, $6.9 million and $11.6 million, respectively.
As of December 31, 2023, there was no unrecognized compensation expense related to the stock options.

Stock Appreciation Rights (SARS):
No SARS were granted or forfeited in the years ended December 31, 2023, 2022 and 2021. The following table summarizes the Company’s SARS activity:

	Years ended December 31
	2023		2022		2021
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total SARS:
Outstanding beginning of year	224	$64.33	224	$64.33	485	$56.96
Exercised during the year	—	—	—	—	(261)	50.63
Outstanding end of year	224	$64.33	224	$64.33	224	$64.33

Vested SARS:
Vested during the year	—	$—	—	$—	85	$63.86
Eligible end of year for exercise	224	$64.33	224	$64.33	224	$64.33

Aggregate intrinsic value ($ in thousands):
Total SARS outstanding		$8,078		$383		$3,669
SARS exercisable		$8,078		$383		$3,669
SARS exercised		$—		$—		$9,045

Weighted average fair value of SARS granted during the year		N/A		N/A		N/A
The aggregate intrinsic value (excess of market value over the SARS exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $100.35, $60.60 and $80.69 per share as of December 31, 2023, 2022 and 2021, respectively, is the price that would have been received by the SARS holder had that SARS holder exercised the SARS as of that date. SARS vest ratably over four years and have nine-year contractual terms. All SARS outstanding as of December 31, 2023 were fully vested.
As of December 31, 2023, there was no unrecognized compensation expense related to the SARS.

Restricted Stock:
The Company’s stock-based awards include restricted stock awards. As of December 31, 2023, there was approximately $18.2 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average remaining life of approximately 17.0 months.
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

The following table summarizes the activity for restricted stock:

	Year Ended December 31
	2023		2022		2021
(shares in thousands)	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price
Unvested beginning of year	758	$64.38	929	$55.06	790	$50.39
Granted during the year	331	64.56	254	64.62	371	67.27
Vested during the year	(328)	56.64	(408)	43.23	(198)	60.05
Forfeited during the year	(81)	67.81	(17)	66.30	(34)	50.37
Unvested end of year	680	$68.47	758	$64.38	929	$55.06
Aggregate fair values of restricted stock vested for the years ended December 31, 2023, 2022 and 2021 were $18.6 million, $17.6 million, and $11.9 million, respectively.
16.    SEGMENT INFORMATION
Financial results for the Company's reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's Chief Operating Decision Maker (CODM) in allocating resources and in assessing performance. The Company has two reportable segments, Manufacturing and Distribution, which are based on its method of internal reporting, which segregates its businesses based on the way in which its CODM allocates resources, evaluates financial results, and determines compensation. The Company does not measure profitability at the end market (RV, marine, MH and industrial) level.

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
The accounting policies of the segments are the same as those described in Note 1 "Basis of Presentation and Significant Accounting Policies" except that segment data includes intersegment sales. Assets are identified to the segments except for cash, prepaid expenses, land and buildings, and certain deferred assets, which are identified with the corporate division. The corporate division charges rent to the segments for use of the land and buildings based upon estimated market rates. The Company accounts for intersegment sales similar to third party transactions, which reflect current market prices. The Company also records certain income from purchase incentive agreements at the corporate division. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including but not limited to sales and operating income as presented in the tables below.

The tables below present information that is provided to the CODM of the Company as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 (in thousands):

Year Ended December 31
2023
	Manufacturing	Distribution	Total
Net outside sales	$2,586,783	$881,262	$3,468,045
Intersegment sales	66,474	8,146	74,620
Total sales	2,653,257	889,408	3,542,665
Operating income	321,096	90,095	411,191
Total assets	2,071,500	426,931	2,498,431
Capital expenditures	50,771	8,094	58,865
Depreciation and amortization	126,431	12,710	139,141

Year Ended December 31
2022
	Manufacturing	Distribution	Total
Net outside sales	$3,603,766	$1,278,106	$4,881,872
Intersegment sales	77,646	9,491	87,137
Total sales	3,681,412	1,287,597	4,969,009
Operating income	531,547	136,889	668,436
Total assets	2,302,745	407,861	2,710,606
Capital expenditures	67,635	3,801	71,436
Depreciation and amortization	114,782	11,422	126,204

Year Ended December 31
2021
	Manufacturing	Distribution	Total
Net outside sales	$2,930,466	$1,147,626	$4,078,092
Intersegment sales	71,641	7,028	78,669
Total sales	3,002,107	1,154,654	4,156,761
Operating income	379,885	106,241	486,126
Capital expenditures	58,700	3,873	62,573
Depreciation and amortization	89,899	10,790	100,689

A reconciliation of certain line items pertaining to the total reportable segments to the consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31
	2023	2022	2021
Net sales:
Total sales for reportable segments	$3,542,665	$4,969,009	$4,156,761
Elimination of intersegment sales	(74,620)	(87,137)	(78,669)
Consolidated net sales	$3,468,045	$4,881,872	$4,078,092

Operating income:
Operating income for reportable segments	$411,191	$668,436	$486,126
Unallocated corporate expenses	(72,297)	(99,037)	(78,085)
Amortization	(78,694)	(73,229)	(56,329)
Consolidated operating income	$260,200	$496,170	$351,712

	As of December 31
Total assets:	2023	2022
Identifiable assets for reportable segments	$2,498,431	$2,710,606
Corporate assets unallocated to segments	52,608	49,018
Cash and cash equivalents	11,409	22,847
Consolidated total assets	$2,562,448	$2,782,471

	Year Ended December 31
Depreciation and amortization:	2023	2022	2021
Depreciation and amortization for reportable segments	$139,141	$126,204	$100,689
Corporate depreciation and amortization	5,402	4,553	4,119
Consolidated depreciation and amortization	$144,543	$130,757	$104,808

Capital expenditures:
Capital expenditures for reportable segments	$58,865	$71,436	$62,573
Corporate capital expenditures	3,183	8,447	2,231
Consolidated capital expenditures	$62,048	$79,883	$64,804
Amortization expense related to intangible assets in the Manufacturing segment for the years ended December 31, 2023, 2022 and 2021 was $67.6 million, $62.8 million and $46.7 million, respectively. Intangible assets amortization expense in the Distribution segment was $11.0 million, $10.4 million and $9.6 million in 2023, 2022 and 2021, respectively.
Unallocated corporate expenses include corporate general and administrative expenses comprised of wages and other compensation, insurance, taxes, supplies, travel and entertainment, professional fees, amortization of inventory step-up adjustments, and other.

Major Customers
The Company had two major customers that accounted for the following sales in our Manufacturing and Distribution segments for the years ended December 31, 2023, 2022 and 2021 and trade receivables balances as of December 31, 2023 and 2022 as shown in the table below:

	Year Ended December 31
	2023	2022	2021
Customer 1
Net sales	15%	21%	24%
Trade receivables	8%	4%

Customer 2
Net sales	14%	17%	18%
Trade receivables	5%	6%
17.    SUBSEQUENT EVENTS
In January 2024, the Company announced that it completed its acquisition of Sportech, LLC, a leading designer and manufacturer of high-value, complex component solutions sold to powersports OEMs, adjacent market OEMs and the aftermarket. The aggregate purchase price for the acquisition (excluding working capital adjustments) was $315 million which was funded with borrowings under the Revolver due 2027 and cash on hand. As of the purchase date, we will record a preliminary purchase price allocation for the assets acquired and liabilities assumed in connection with the acquisition. We expect to allocate a significant portion of the purchase price to identifiable intangible assets and goodwill. Certain portions of the goodwill balance will not be deductible for tax purposes. The Company will perform its valuation of net assets, based on facts and circumstances that existed as of the transaction date, over a period not to exceed 12 months, and adjustments will be recorded in the periods in which they are determined.