Form 10-Q
period 2024-03-31
PATRICK INDUSTRIES INC
filed 2024-05-09
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☒
As of May 3, 2024, there were 22,401,501 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	First Quarter Ended
($ in thousands, except per share data)	March 31, 2024	April 2, 2023
NET SALES	$933,492	$900,100
Cost of goods sold	728,637	705,856
GROSS PROFIT	204,855	194,244
Operating expenses:
Warehouse and delivery	37,449	35,845
Selling, general and administrative	85,246	82,401
Amortization of intangible assets	22,818	19,764
Total operating expenses	145,513	138,010
OPERATING INCOME	59,342	56,234
Interest expense, net	20,090	18,484
Income before income taxes	39,252	37,750
Income taxes	4,159	7,577
NET INCOME	$35,093	$30,173

BASIC EARNINGS PER COMMON SHARE	$1.62	$1.40
DILUTED EARNINGS PER COMMON SHARE	$1.59	$1.35

Weighted average shares outstanding – Basic	21,653	21,591
Weighted average shares outstanding – Diluted	22,080	22,512

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	First Quarter Ended
($ in thousands)	March 31, 2024	April 2, 2023
NET INCOME	$35,093	$30,173
Other comprehensive income, net of tax:
Foreign currency translation loss	(32)	(9)
Total other comprehensive loss	(32)	(9)
COMPREHENSIVE INCOME	$35,061	$30,164

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
($ in thousands)	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$17,610	$11,409
Trade and other receivables, net	278,337	163,838
Inventories	514,543	510,133
Prepaid expenses and other	48,884	49,251
Total current assets	859,374	734,631
Property, plant and equipment, net	371,128	353,625
Operating lease right-of-use assets	190,507	177,717
Goodwill	755,729	637,393
Intangible assets, net	848,753	651,153
Other non-current assets	7,385	7,929
TOTAL ASSETS	$3,032,876	$2,562,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$7,500	$7,500
Current operating lease liabilities	51,839	48,761
Accounts payable	196,747	140,524
Accrued liabilities	104,456	111,711
Total current liabilities	360,542	308,496
Long-term debt, less current maturities, net	1,392,099	1,018,356
Long-term operating lease liabilities	142,799	132,444
Deferred tax liabilities, net	67,903	46,724
Other long-term liabilities	10,997	11,091
TOTAL LIABILITIES	1,974,340	1,517,111
SHAREHOLDERS’ EQUITY
Common stock	193,930	203,258
Accumulated other comprehensive loss	(1,031)	(999)
Retained earnings	865,637	843,078
TOTAL SHAREHOLDERS’ EQUITY	1,058,536	1,045,337
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,032,876	$2,562,448

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	First Quarter Ended
($ in thousands)	March 31, 2024	April 2, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,093	$30,173
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40,335	35,510
Stock-based compensation expense	5,460	5,242
Other	853	2,056
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(89,565)	(83,354)
Inventories	17,781	39,502
Prepaid expenses and other assets	2,619	6,314
Accounts payable, accrued liabilities and other	22,600	(36,393)
Net cash provided by (used in) operating activities	35,176	(950)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,495)	(20,266)
Proceeds from sale of property, plant and equipment	167	92
Business acquisitions, net of cash acquired	(329,642)	(478)
Other investing activities	(25,754)	(2,925)
Net cash used in investing activities	(370,724)	(23,577)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt repayments	(1,875)	(1,875)
Borrowings on revolver	688,958	354,324
Repayments on revolver	(313,958)	(124,613)
Repayments of convertible notes	—	(172,500)
Stock repurchases under buyback program	—	(3,660)
Cash dividends paid to shareholders	(13,013)	(10,761)
Taxes paid for share-based payment arrangements	(14,788)	(7,499)
Payment of contingent consideration from a business acquisition	(3,500)	(1,370)
Proceeds from exercise of common stock options	—	492
Other financing activities	(75)	(75)
Net cash provided by financing activities	341,749	32,463
Net increase in cash and cash equivalents	6,201	7,936
Cash and cash equivalents at beginning of year	11,409	22,847
Cash and cash equivalents at end of period	$17,610	$30,783

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

First Quarter Ended March 31, 2024
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2023	$203,258	$(999)	$843,078	$1,045,337
Net income	—	—	35,093	35,093
Dividends declared	—	—	(12,534)	(12,534)
Other comprehensive loss, net of tax	—	(32)	—	(32)
Repurchases of shares for tax payments related to the vesting and exercising of share-based grants	(14,788)	—	—	(14,788)
Stock-based compensation expense	5,460	—	—	5,460
Balance March 31, 2024	$193,930	$(1,031)	$865,637	$1,058,536

First Quarter Ended April 2, 2023
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2022	$197,003	$(695)	$758,861	$955,169
Net income	—	—	30,173	30,173
Dividends declared	—	—	(10,086)	(10,086)
Other comprehensive loss, net of tax	—	(9)	—	(9)
Stock repurchases under buyback program	(485)	—	(3,175)	(3,660)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(7,499)	—	—	(7,499)
Issuance of shares upon exercise of common stock options	492	—	—	492
Stock-based compensation expense	5,242	—	—	5,242
Balance April 2, 2023	$194,753	$(704)	$775,773	$969,822

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of March 31, 2024 and December 31, 2023, its results of operations for the first quarter ended March 31, 2024 and April 2, 2023, and its cash flows for the three months ended March 31, 2024 and April 2, 2023.
Patrick's unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The accompanying unaudited condensed consolidated financial statements for Patrick do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to Patrick’s Audited Consolidated Financial Statements for the year ended December 31, 2023, and corresponding notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2024 ended on March 31, 2024 and the first quarter of fiscal year 2023 ended on April 2, 2023.
Reclassified Amounts
Certain amounts have been reclassified in prior year financial statements to conform with current year presentation. These reclassifications are immaterial to the overall financial statements.
Summary of Significant Accounting Policies
A summary of significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024
New Accounting Standards
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
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures". This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in additional required disclosures when adopted. The Company is currently evaluating this guidance to determine the impact on its disclosures; however, adoption will not otherwise impact our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures". This ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating this guidance to determine the impact on its disclosures; however, adoption will not otherwise impact our consolidated financial statements.
NOTE 2. REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segment:

	First Quarter Ended March 31, 2024
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$291,811	$129,178	$420,989
Marine	146,045	9,270	155,315
Powersports	79,959	2,711	82,670
Manufactured Housing	69,425	86,699	156,124
Industrial	110,303	8,091	118,394
Total	$697,543	$235,949	$933,492

	First Quarter Ended April 2, 2023
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$252,444	$114,516	$366,960
Marine	227,230	10,741	237,971
Powersports	29,562	3,239	32,801
Manufactured Housing	64,189	69,235	133,424
Industrial	118,971	9,973	128,944
Total	$692,396	$207,704	$900,100
Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.

NOTE 3. INVENTORY
Inventories consist of the following:

($ in thousands)	March 31, 2024	December 31, 2023
Raw materials	$274,553	$269,786
Work in process	18,939	16,596
Finished goods	106,977	107,675
Less: reserve for inventory obsolescence	(17,882)	(15,990)
Total manufactured goods, net	382,587	378,067
Materials purchased for resale (distribution products)	142,301	140,147
Less: reserve for inventory obsolescence	(10,345)	(8,081)
Total materials purchased for resale (distribution products), net	131,956	132,066
Total inventories	$514,543	$510,133
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended March 31, 2024 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2023	$560,370	$77,023	$637,393
Acquisitions	118,320	—	118,320
Adjustments to preliminary purchase price allocations	16	—	16
Balance - March 31, 2024	$678,706	$77,023	$755,729
Intangible assets, net consist of the following as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Customer relationships	$910,934	$729,664
Non-compete agreements	22,646	21,561
Patents	86,964	69,401
Trademarks	217,527	197,027
Intangible assets, gross	1,238,071	1,017,653
Less: accumulated amortization	(389,318)	(366,500)
Intangible assets, net	$848,753	$651,153

Changes in the carrying value of intangible assets for the three months ended March 31, 2024 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2023	$553,703	$97,450	$651,153
Additions	194,728	25,690	220,418
Amortization	(19,965)	(2,853)	(22,818)
Balance - March 31, 2024	$728,466	$120,287	$848,753

NOTE 5. ACQUISITIONS
General
Business combinations generally take place to strengthen Patrick's positions in existing markets and increase its market share and per unit content, expand into additional markets, and gain key technology. Acquisitions are accounted for under the acquisition method of accounting. For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired is recorded as goodwill, which generally represents the combined value of the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, market share growth and net income.
The Company completed four acquisitions in the first three months of 2024 (the "2024 Acquisitions"). For the first quarter ended March 31, 2024, net sales included in the Company's condensed consolidated statements of income related to the 2024 Acquisitions were $58.1 million, and operating income was $11.0 million. Acquisition-related costs associated with the 2024 Acquisitions were $5.0 million. Assets acquired and liabilities assumed in the acquisitions were recorded on the Company's condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one year measurement period. The Company completed no acquisitions in the first quarter of 2023.
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
Changes in the fair value of contingent consideration for the three months ended March 31, 2024 are as follows:

($ in thousands)
Balance - December 31, 2023	$8,510
Settlements	(3,880)
Balance - March 31, 2024	$4,630
The following table shows the balance sheet location of the fair value of contingent consideration and the maximum amount of contingent consideration payments the Company may be subject to at March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Accrued liabilities	$3,620	$7,500
Other long-term liabilities	1,010	1,010
Total fair value of contingent consideration	$4,630	$8,510
Maximum amount of contingent consideration	$4,630	$8,510

2024 Acquisitions
The Company completed four acquisitions in the first three months ended March 31, 2024, including the following previously announced acquisition:

Company	Segment	Description
Sportech, LLC ("Sportech")	Manufacturing
Leading designer and manufacturer of high-value, complex component solutions sold to powersports original equipment manufacturers ("OEMs"), adjacent market OEMs and the aftermarket, including integrated door systems, roofs, canopies, bumpers, windshields, fender flares and cowls, based in Elk River, Minnesota, acquired in January 2024.

Inclusive of three acquisitions not discussed above, total cash consideration for the 2024 Acquisitions was approximately $329.6 million. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus certain purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates.
2023 Acquisitions
The Company completed three acquisitions in the year ended December 31, 2023, including the following previously announced acquisition:

Company	Segment	Description
BTI Transport	Distribution	Provider of transportation and logistics services to marine OEMs and dealers, based in Elkhart, Indiana, acquired in April 2023. The acquired business operates under the Patrick Marine Transport brand.
Inclusive of two acquisitions not discussed above, total cash consideration for the 2023 Acquisitions was approximately $26.3 million, plus contingent consideration over a two-year period based on future performance in connection with certain acquisitions. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus certain purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Changes to preliminary purchase accounting estimates recorded in the first quarter ended March 31, 2024 related to the 2023 Acquisitions were immaterial.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition for the 2024 Acquisitions and 2023 Acquisitions:

	2024 Acquisitions			2023 Acquisitions
($ in thousands)	Sportech	All Others	Total	Total
Consideration
Cash, net of cash acquired	$320,078	$9,570	$329,648	$26,294
Working capital holdback and other, net	(2,489)	110	(2,379)	—
Contingent consideration(1)	—	—	—	3,500
Total consideration	$317,589	$9,680	$327,269	$29,794

Assets Acquired
Trade receivables	$21,544	$953	$22,497	$619
Inventories	21,021	1,170	22,191	4,430
Prepaid expenses & other	1,676	203	1,879	105
Property, plant & equipment	19,685	1,486	21,171	10,277
Operating lease right-of-use assets	15,096	1,283	16,379	1,044
Identifiable intangible assets
Customer relationships	151,000	4,580	155,580	10,270
Non-compete agreements	1,000	85	1,085	430
Patents and developed technology	17,500	—	17,500	—
Trademarks	20,500	—	20,500	—
Liabilities Assumed
Current portion of operating lease obligations	(1,437)	(585)	(2,022)	(262)
Accounts payable & accrued liabilities	(31,831)	(444)	(32,275)	(514)
Operating lease obligations	(13,658)	(699)	(14,357)	(781)
Deferred tax liabilities	(21,179)	—	(21,179)	—
Total fair value of net assets acquired	$200,917	$8,032	$208,949	$25,618
Goodwill(2)	116,672	1,648	118,320	5,921
Bargain purchase gain(3)	—	—	—	(1,745)
	$317,589	$9,680	$327,269	$29,794
(1) These amounts reflect the acquisition date fair value of contingent consideration based on expected future results relating to certain acquisitions.
(2) Goodwill is tax-deductible for all acquisitions, except Sportech, which is only partially tax-deductible.
(3) In connection with one of the 2023 Acquisitions, the Company recognized a $1.7 million bargain purchase gain. A bargain purchase gain is recognized when the net assets acquired in a business combination have a higher fair value than the consideration paid. This gain is primarily attributable to the fair value assigned to customer relationships in that acquisition and is included in "Selling, general, and administrative" in the consolidated statement of income for the year ended December 31, 2023.
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

The estimated useful life for customer relationships is 10 years. The estimated useful life for non-compete agreements is 5 years. The estimated useful life for patents and developed technology 10 years. Trademarks have an indefinite useful life.
Pro Forma Information
The following pro forma information for the first quarter ended March 31, 2024 and April 2, 2023 assumes the 2024 Acquisitions and 2023 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2024 Acquisitions and 2023 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $1.8 million and $5.6 million, for the first quarter ended March 31, 2024 and April 2, 2023, respectively.

	First Quarter Ended
($ in thousands, except per share data)	March 31, 2024	April 2, 2023
Revenue	$957,363	$977,868
Net income	$34,380	$29,048
Basic earnings per common share	$1.59	$1.35
Diluted earnings per common share	$1.56	$1.30
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of the periods indicated above.
NOTE 6. STOCK-BASED COMPENSATION
The Company's Board of Directors (the "Board") approved various stock-based grants under the Company’s 2009 Omnibus Incentive Plan in the three months ended March 31, 2024 totaling 213,051 shares in the aggregate at an average fair value of $100.08 at grant date for a total fair value at grant date of $21.3 million.
The Company recorded expense, net of forfeitures, of approximately $5.5 million in the first quarter ended March 31, 2024 for its stock-based compensation plans in the condensed consolidated statements of income. Stock-based compensation expense of $5.2 million was recorded in the first quarter ended April 2, 2023.
As of March 31, 2024, there was approximately $34.0 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 21.9 months.

NOTE 7. EARNINGS PER COMMON SHARE
Earnings per common share calculated for the first quarter of 2024 and 2023 is as follows:

	First Quarter Ended
($ in thousands, except per share data)	March 31, 2024	April 2, 2023
Numerator:
Earnings for basic earnings per common share calculation	$35,093	$30,173
Effect of interest on potentially dilutive convertible notes, net of tax	—	162
Earnings for diluted earnings per common share calculation	$35,093	$30,335
Denominator:
Weighted average common shares outstanding - basic	21,653	21,591
Weighted average impact of potentially dilutive convertible notes	205	658
Weighted average impact of potentially dilutive securities	222	263
Weighted average common shares outstanding - diluted	22,080	22,512
Earnings per common share:
Basic earnings per common share	$1.62	$1.40
Diluted earnings per common share	$1.59	$1.35
An immaterial amount of securities was not included in the computation of diluted earnings per common share as they are considered anti-dilutive for the periods presented.
NOTE 8. DEBT
A summary of total debt outstanding at March 31, 2024 and December 31, 2023 is as follows:

($ in thousands)	March 31, 2024	December 31, 2023
Long-term debt:
Term loan due 2027	$127,500	$129,375
Revolver due 2027	375,000	—
7.50% senior notes due 2027	300,000	300,000
1.75% convertible notes due 2028	258,750	258,750
4.75% senior notes due 2029	350,000	350,000
Total long-term debt	1,411,250	1,038,125
Less: convertible notes debt discount, net	(4,668)	(4,917)
Less: term loan deferred financing costs, net	(510)	(548)
Less: senior notes deferred financing costs, net	(6,473)	(6,804)
Less: current maturities of long-term debt	(7,500)	(7,500)
Total long-term debt, less current maturities, net	$1,392,099	$1,018,356
The Company maintains a senior secured credit facility comprised of a $775 million revolving credit facility (the "Revolver due 2027") and the remaining balance of a $150 million term loan. In January 2024, the Company utilized borrowing capacity under the Revolver due 2027 to fund its acquisition of Sportech as discussed in Note 5 "Acquisitions".
The interest rate for incremental borrowings under the Revolver due 2027 at March 31, 2024 was the Secured Overnight Financing Rate (“SOFR”) plus 1.75% (or 7.18%) for the SOFR-based option. The fee payable on committed but unused portions of the Revolver due 2027 was 0.225% at March 31, 2024.
Total cash interest paid for the first quarter of 2024 and 2023 was $8.5 million and $5.8 million, respectively.

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities at March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents(1)	$5.6	$—	$—	$6.1	$—	$—
7.50% senior notes due 2027(2)	$—	$302.5	$—	$—	$303.7	$—
4.75% senior notes due 2029(2)	$—	$327.2	$—	$—	$320.2	$—
1.75% convertible notes due 2028(2)	$—	$321.1	$—	$—	$295.2	$—
Term loan due 2027(3)	$—	$127.5	$—	$—	$129.4	$—
Revolver due 2027(3)	$—	$375.0	$—	$—	$—	$—
Contingent consideration(4)	$—	$—	$4.6	$—	$—	$8.5
(1) The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market with relatively short maturities, are reported on the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023 as a component of "Cash and cash equivalents".
(2) The amounts of these notes listed above are the current fair values for disclosure purposes only, and they are recorded in the Company's condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 using the interest rate method.
(3) The carrying amounts of our Term loan due 2027 and Revolver due 2027 approximate fair value as of March 31, 2024 and December 31, 2023 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
(4) The estimated fair value of the Company's contingent consideration is discussed further in Note 5 "Acquisitions".
NOTE 10. INCOME TAXES
The effective tax rate in the first quarter of 2024 and 2023 was 10.6% and 20.1%, respectively. The first quarter of 2024 and 2023 rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $6.0 million and $2.3 million, respectively.

Cash paid for income taxes, net of refunds, was $0.1 million and $17.2 million in the first quarter of 2024 and 2023, respectively.

NOTE 11. SEGMENT INFORMATION
Financial results for the Company's reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's Chief Operating Decision Maker ("CODM") in allocating resources and in assessing performance. The Company has two reportable segments, Manufacturing and Distribution. The operating results of the operating segments are regularly reviewed by the Company’s CODM, the Chief Executive Officer, to assess the performance of the individual operating segments and to make decisions about resources to be allocated to the operating segments. The Company does not measure profitability at the customer end market (RV, marine, powersports, MH and industrial) level.
The tables below present information about the sales and operating income of those segments.

First Quarter Ended March 31, 2024
($ in thousands)	Manufacturing	Distribution	Total
Net outside sales	$697,543	$235,949	$933,492
Intersegment sales	16,967	2,553	19,520
Total sales	$714,510	$238,502	$953,012
Operating income	$87,450	$23,720	$111,170

First Quarter Ended April 2, 2023
($ in thousands)	Manufacturing	Distribution	Total
Net outside sales	$692,396	$207,704	$900,100
Intersegment sales	16,419	2,455	18,874
Total sales	$708,815	$210,159	$918,974
Operating income	$87,165	$18,307	$105,472
The following table presents a reconciliation of segment operating income to consolidated operating income:

	First Quarter Ended
($ in thousands)	March 31, 2024	April 2, 2023
Operating income for reportable segments	$111,170	$105,472
Unallocated corporate expenses	(29,010)	(29,474)
Amortization	(22,818)	(19,764)
Consolidated operating income	$59,342	$56,234
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
The following table presents an allocation of total assets to the reportable segments of the Company and a reconciliation to consolidated total assets:

(thousands)	March 31, 2024	December 31, 2023
Manufacturing assets	$2,494,241	$2,071,500
Distribution assets	463,549	426,931
Assets for reportable segments	2,957,790	2,498,431
Corporate assets unallocated to segments	57,476	52,608
Cash and cash equivalents	17,610	11,409
Consolidated total assets	$3,032,876	$2,562,448

NOTE 12. STOCK REPURCHASE PROGRAMS
In December 2022, the Board authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $100 million, including the $38.2 million remaining under the previous authorization. Approximately $77.6 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program as of March 31, 2024. Under the stock repurchase plan, the Company made repurchases of common stock as follows for the respective periods:

	First Quarter Ended
	March 31, 2024	April 2, 2023
Shares repurchased	—	54,620
Average price	$—	$67.01
Aggregate cost (in millions)	$—	$3.7
NOTE 13. COMMITMENTS AND CONTINGENCIES
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
In the Company's Form 10-K for the year ended December 31, 2023, the Company described the current status of litigation concerning the Lusher Site Remediation Group. In early July 2023, the Court granted the Company’s Rule 54(b) Motion for Final Judgment on previously dismissed claims and granted the Company’s Motion to Dismiss the plaintiff’s remaining claims against the defendants, without prejudice (the Company’s Motion to Dismiss having been joined by the remaining defendants in the litigation.) The only remaining issue pending in the litigation for the Court’s determination is the plaintiff’s motion to bar contribution claims. The Company has also been named as a potentially responsible party for the related Lusher Street Groundwater Contamination Superfund Site (the "Superfund Site") by the U.S. Environmental Protection Agency (the "EPA"). There has been no change in the status of the proceedings as described in the 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. The Company does not currently believe that the litigation or the Superfund Site matter are likely to have a material adverse impact on its financial condition, results of operations, or cash flows. However, any litigation is inherently uncertain, the EPA has yet to select a final remedy for the Superfund Site, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
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

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE
First Quarter 2024 Financial Overview
Recreational Vehicle ("RV") Industry
The RV industry is our primary market and comprised 45% and 41% of the Company’s consolidated net sales in the first quarter ended March 31, 2024 and April 2, 2023, respectively. Net sales to the RV industry increased 15% in the first quarter of 2024 compared to the prior year period.
According to the RV Industry Association ("RVIA"), RV wholesale shipments increased 9% in the first quarter of 2024 to approximately 85,900 units compared to approximately 78,600 units in the first quarter of 2023. While we estimate RV industry retail unit sales for first quarter of 2024 decreased approximately 14% compared to the first quarter of 2023, we estimate that industry retail sales exceeded wholesale unit shipments in the first quarter of 2024 as RV OEMs maintained lower production volumes.
Marine Industry
Net sales to the marine industry, which represented approximately 17% and 26% of the Company's consolidated net sales in the first quarter ended March 31, 2024 and April 2, 2023, respectively, decreased 35% in the first quarter of 2024 compared to the prior year period. The decrease in net sales was in line with the decrease in wholesale powerboats volumes.
Our marine revenue is generally correlated to marine industry wholesale powerboat unit shipments, which, according to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"), decreased 34% for the first quarter of 2024 compared to the prior year period. We estimate that marine industry retail powerboat unit sales decreased 10% in the first quarter of 2024 compared to the prior year period primarily due to the current macroeconomic environment faced by the end consumer, such as economic uncertainty and higher interest rates.
Powersports Industry
Through acquisitions the past two years, the Company entered the powersports end market. Powersports is a category of motorsports which includes vehicles such as motorcycles, all-terrain vehicles (ATV's), utility vehicles (UTV's), snowmobiles, scooters, golf carts and other personal transportation vehicles, and other related categories. Previously, our sales to the powersports end market were included in the Company’s marine end market sales. Effective with the first quarter of 2024, powersports net sales are being reported separately after the January 2024 acquisition of Sportech, LLC (“Sportech”), as discussed in Note 5 "Acquisitions" of the Notes to Condensed Consolidated Financial Statements.
Net sales to the powersports industry increased 152% in the first quarter of 2024 compared to the prior year period, representing 9% and 4% of the Company's consolidated net sales in the respective periods. The increase in net sales is primarily attributable to the acquisition of Sportech.
Manufactured Housing ("MH") Industry
Net sales to the MH industry, which represented 16% and 15% of the Company’s consolidated net sales in the first quarter ended March 31, 2024 and April 2, 2023, respectively, increased 17% in the first quarter of 2024 compared to the prior year period. Based on industry data from the Manufactured Housing Institute, MH industry wholesale unit shipments increased 13% in the first quarter of 2024 compared to the prior year period primarily driven by OEMs increasing production from significantly reduced levels in 2023 in anticipation of a recovery in demand.
Industrial Market
The industrial market is comprised primarily of kitchen cabinet, countertop, hospitality, retail and commercial fixtures, and office and household furniture markets and regional distributors. Net sales to this market represented 13% of our consolidated net sales in the first quarter ended March 31, 2024 and April 2, 2023, and decreased 8% in the first quarter ended March 31, 2024 compared to the prior year period. Overall, our revenues in these markets are focused on residential and multifamily housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that, in general, approximately 70% to 80% of our industrial business is directly tied to the residential housing market, with the remaining 20% to 30% tied to the non-residential and commercial markets.
According to the U.S. Census Bureau, combined new housing starts increased 1% in the first quarter of 2024 compared to the prior year quarter, with single-family housing starts increasing 27%, and multifamily housing starts decreasing 37% for the same period. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.
RESULTS OF OPERATIONS
First Quarter Ended March 31, 2024 Compared to 2023
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	First Quarter Ended
($ in thousands)	March 31, 2024		April 2, 2023		Amount Change	% Change
Net sales	$933,492	100.0%	$900,100	100.0%	$33,392	4%
Cost of goods sold	728,637	78.1%	705,856	78.4%	22,781	3%
Gross profit	204,855	21.9%	194,244	21.6%	10,611	5%
Warehouse and delivery expenses	37,449	4.0%	35,845	4.0%	1,604	4%
Selling, general and administrative expenses	85,246	9.1%	82,401	9.2%	2,845	3%
Amortization of intangible assets	22,818	2.4%	19,764	2.2%	3,054	15%
Operating income	59,342	6.4%	56,234	6.2%	3,108	6%
Interest expense, net	20,090	2.2%	18,484	2.1%	1,606	9%
Income taxes	4,159	0.4%	7,577	0.8%	(3,418)	(45)%
Net income	$35,093	3.8%	$30,173	3.4%	$4,920	16%
Net Sales. Net sales in the first quarter of 2024 increased $33.4 million, or 4%, to $933.5 million compared to $900.1 million in the first quarter of 2023. Net sales in the first quarter of 2024 increased as a result of higher wholesale unit shipments in our RV and housing end markets and market share gains and the revenue contribution of acquisitions completed in the first quarter of 2024, partially offset by lower wholesale shipments in our marine end market and lower pricing passed on to our customers to reflect changes in certain commodity costs. The Company's RV market sales increased $54.0 million, or 15%, in the quarter resulting from an increase in production by our RV OEM customers. Marine market sales decreased $82.7 million, or 35%, attributable to a 34% wholesale shipment decline compared to the prior year quarter. Powersports market sales increased $49.9 million, or 152%, compared to the prior year period, primarily due to the acquisition of Sportech. MH market sales increased $22.7 million, or 17% compared to the prior year period, primarily due to a 13% increase in industry wholesale unit volumes. Industrial market sales decreased $10.6 million, or 8% when compared to the prior year quarter, which is in line with housing start trends in the prior two quarters given the timing at which our products are installed in relation to housing starts.
Revenue attributable to acquisitions completed in the first three months of 2024 was $58.1 million in the first quarter of 2024. There were no acquisitions completed in the first three months of 2023.
The Company’s RV content per wholesale unit (on a trailing twelve-month basis) for the first quarter of 2024 decreased approximately 9% to $4,859 compared to $5,349 for the first quarter of 2023. Marine powerboat content per wholesale unit (on a trailing twelve-month basis) for the first quarter of 2024 decreased approximately 9% to an estimated $4,049 compared to $4,433 for the first quarter of 2023. MH content per wholesale unit (on a trailing twelve-month basis) for the first quarter of 2024 increased approximately 1% to $6,422 compared to $6,366 for the first quarter of 2023. The decreases in content per wholesale unit in the RV market and in the marine powerboat primarily reflect the impact of lower pricing. The increase in content per wholesale unit in the MH markets primarily reflects product mix shifts by certain OEM customers, market share gains, and contributions from businesses acquired in 2022 and 2023.

Cost of Goods Sold. Cost of goods sold increased $22.7 million, or 3%, to $728.6 million in the first quarter of 2024 compared to $705.9 million in the first quarter of 2023. As a percentage of net sales, cost of goods sold decreased 30 basis points during the first quarter of 2024 to 78.1% compared to 78.4% in the prior year period.
Cost of goods sold as a percentage of net sales decreased in the first quarter of 2024 primarily as a result of a 70 basis point decrease in material costs as a percentage of net sales and a 50 basis point decrease in labor as a percentage of net sales, partially offset by a 80 basis point increase in overhead as a percentage of net sales. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in production.
Gross Profit. Gross profit increased $10.7 million, or 5%, to $204.9 million in the first quarter of 2024 compared to $194.2 million in the prior year period. As a percentage of net sales, gross profit increased 30 basis points to 21.9% in the first quarter of 2024 compared to 21.6% in the prior year period.
The increase in gross profit as a percentage of net sales in the first quarter of 2024 compared to the same period in 2023 reflects the items discussed above in "Cost of Goods Sold".
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $1.6 million, or 4%, to $37.4 million in the first quarter of 2024 compared to $35.8 million in the first quarter of 2023. As a percentage of net sales, warehouse and delivery expenses were 4.0% in both periods presented.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $2.8 million, or 3%, to $85.2 million in the first quarter of 2024 compared to $82.4 million in the prior year quarter. As a percentage of net sales, SG&A expenses were 9.1% in the first quarter of 2024 compared to 9.2% in the first quarter of 2023.
The increase in SG&A expenses in the first quarter of 2024 compared to 2023 is primarily attributed to the $5.0 million of transaction costs associated with the acquisition of Sportech, which more than offset a $2.2 million decrease in other SG&A expenses.
Amortization of Intangible Assets. Amortization of intangible assets increased $3.0 million, or 15%, to $22.8 million in the first quarter of 2024 compared to $19.8 million in the prior year quarter. The increase in the first quarter of 2024 compared to the prior year period primarily reflects the impact of the Sportech acquisition as well as the acquisitions completed in 2023.
Operating Income. Operating income increased $3.1 million, or 6%, to $59.3 million in the first quarter of 2024 compared to $56.2 million in 2023. As a percentage of net sales, operating income increased 20 basis points to 6.4% in the first quarter of 2024 compared to 6.2% in the same period in 2023. The increase in operating income and operating margin percentage is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense increased $1.6 million, or 9%, to $20.1 million in the first quarter of 2024 compared to $18.5 million in the prior year period. This increase primarily reflects higher debt levels and higher interest rates on our term loan and revolver balances.
Income Taxes. Income tax expense decreased $3.4 million in the first quarter of 2024 to $4.2 million compared to $7.6 million in the prior year period. The decrease in income tax expense is driven primarily by the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $6.0 million compared to $2.3 million excess tax benefits on share-based compensation in the first quarter of 2023.

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
SEGMENT REPORTING
The Company's reportable segments, Manufacturing and Distribution, are based on its method of internal reporting. The Company regularly evaluates the performance of the Manufacturing and Distribution segments and allocates resources to them based on a variety of indicators including sales and operating income. The Company does not measure profitability at the customer end market (RV, marine, powersports, MH and industrial) level.
First Quarter Ended March 31, 2024 Compared to 2023
General

In the discussion that follows, sales attributable to the Company’s reportable segments include intersegment sales and gross profit includes the impact of intersegment operating activity.
The table below presents information about the sales, gross profit and operating income of the Company’s reportable segments. A reconciliation of consolidated operating income is presented in Note 11 "Segment Information" of the Notes to Condensed Consolidated Financial Statements.

	First Quarter Ended
($ in thousands)	March 31, 2024	April 2, 2023	Amount Change	% Change
Sales
Manufacturing	$714,510	$708,815	$5,695	1%
Distribution	$238,502	$210,159	$28,343	13%
Gross Profit
Manufacturing	$156,664	$155,084	$1,580	1%
Distribution	$50,057	$44,077	$5,980	14%
Operating Income
Manufacturing	$87,450	$87,165	$285	—%
Distribution	$23,720	$18,307	$5,413	30%
Manufacturing
Sales. Sales increased $5.7 million, or 1%, to $714.5 million in the first quarter of 2024 compared to $708.8 million in the prior year quarter. The manufacturing segment accounted for approximately 75% and 77% of the Company’s sales for the first quarter of 2024 and 2023, respectively. The sales increase in the first quarter of 2024 compared to 2023 was attributed to sales increases in the Company's RV, powersports and MH end markets, partially off by sales in the marine and industrial end markets. For the first quarter of 2024 compared to the same prior year period, the Company's RV end market sales increased 16%, the marine end market sales decreased 36%, the powersports end market sales increased 170%, the MH end market sales increased 8% and industrial end market sales decreased 7%. Net sales attributable to acquisitions completed in the first quarter of 2024 were approximately $58.1 million, and there were no acquisitions completed in the first quarter of 2023.

Gross Profit. Gross profit increased $1.6 million, or 1%, to $156.7 million in the first quarter of 2024 compared to $155.1 million in the first quarter of 2023. As a percentage of sales, gross profit was 21.9% in the first quarter of 2024 and 2023.
Gross profit as a percentage of sales was unchanged in the first quarter of 2024 compared to the same period in 2023 due to a decrease in manufacturing material cost as a percentage of sales, substantially offset by increases in manufacturing overhead and labor costs as a percentage of sales.
Operating Income. Operating income increased $0.3 million to $87.5 million in the first quarter of 2024 compared to $87.2 million in the prior year quarter. The overall increase in operating income in the first quarter of 2024 primarily reflects the items discussed above.
Distribution
Sales. Sales increased $28.3 million, or 13%, to $238.5 million in the first quarter of 2024 compared to $210.2 million in the prior year quarter. This segment accounted for approximately 25% and 23% of the Company’s sales for the first quarter of 2024 and 2023, respectively. The sales increase in the first quarter of 2024 compared to the first quarter of 2023 was attributed to a 13% increase in our RV end market sales and a 25% increase in MH end market sales as a result of increases in industry wholesale unit shipments in the respective industries, partially offset by a 19% decrease in industrial end market sales, and a 14% decrease in marine end market sales.
Gross Profit. Gross profit increased $6.0 million, or 14%, to $50.1 million in the first quarter of 2024 compared to $44.1 million in the first quarter of 2023. As a percentage of sales, gross profit was 21.0% in both periods presented, as a decrease in distribution labor as a percentage of sales, attributable to a decrease in utilization of outsourced labor, was substantially offset by increased material costs.
Operating Income. Operating income increased $5.4 million, or 30%, to $23.7 million in the first quarter of 2024 compared to $18.3 million in the prior year quarter. The increase in operating income in the first quarter of 2024 primarily reflects the impact of increased sales and the items discussed above.
LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of liquidity are cash flows from operations, which includes selling its products and collecting receivables, available cash reserves and borrowing capacity available under the 2021 Credit Facility as discussed in Note 8 "Debt" of the Notes to Condensed Consolidated Financial Statements. Our liquidity at March 31, 2024 consisted of cash and cash equivalents of $17.6 million and $395.0 million of availability under the 2021 Credit Facility.
As of March 31, 2024, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its 2021 Credit Facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.

Principal uses of cash are to support working capital demands, meet debt service requirements and support the Company's capital allocation strategy, which includes acquisitions, capital expenditures, dividends and repurchases of the Company’s common stock, among others.

Working capital requirements vary from period to period depending on manufacturing volumes primarily related to the RV, marine, powersports, MH and industrial markets we serve, the timing of deliveries, and the payment cycles of customers. In the event that operating cash flow is inadequate and one or more of the Company's capital resources were to become unavailable, the Company would seek to revise its operating strategies accordingly. The Company will continue to assess its liquidity position and potential sources of supplemental liquidity in view of operating performance, current economic and capital market conditions, and other relevant circumstances.

In January 2024, the Company utilized available borrowing capacity under the Revolver due 2027 and cash on hand to fund its acquisition of Sportech, as discussed in Note 5 "Acquisitions" of the Notes to Condensed Consolidated Financial Statements.

As of and for the reporting period ended March 31, 2024, the Company was in compliance with its financial covenants as required under the terms of its 2021 Credit Agreement. The required maximum consolidated secured net leverage ratio and the required minimum consolidated fixed charge coverage ratio, as such ratios are defined in the 2021 Credit Agreement, compared to the actual amounts as of March 31, 2024 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.95
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.10
In addition, as of March 31, 2024, the Company's consolidated total net leverage ratio (12-month period) was 2.81, which is used to determine the applicable borrowing margin under the 2021 Credit Agreement.
Cash Flows
Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities was $35.2 million in the first three months of 2024 compared to a $1.0 million use of cash in the first three months of 2023. The change in operating cash flows is primarily attributable to a $27.4 million decrease in cash used for working capital compared to the prior year period and a $4.9 million increase in net income compared to the first quarter of 2023.

Investing Activities
Net cash used in investing activities increased $347.1 million to $370.7 million in the first quarter of 2024 compared to $23.6 million in the first quarter of 2023 due to an increase in cash used in business acquisitions, which were $329.6 million in the first quarter of 2024, primarily due to the acquisition of Sportech compared to $0.5 million in the first quarter of 2023.

Financing Activities
Net cash provided by financing activities increased $309.2 million to $341.7 million in the first quarter of 2024 compared to $32.5 million the first quarter of 2023 primarily due to an increase in cash provided from net borrowings of $317.8 million under the Revolver due 2027 to fund the acquisition of Sportech.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1, “Basis of Presentation and Significant Accounting Policies” to the accompanying Condensed Consolidated Financial Statements in Item 1.
CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies which are summarized in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
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
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in this quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from those set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements. Information about certain risks that could affect our business and cause actual results to differ from those expressed or implied in the forward-looking statements are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and in the Company's Forms 10-Q for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations under Credit Agreement
As of March 31, 2024, our total debt obligations under our 2021 Credit Agreement accrue interest under SOFR-based interest rates. A 100-basis point increase in the underlying SOFR would result in additional annual interest cost of approximately $5.0 million, assuming average borrowings, including our revolving credit facility and term loan under our senior credit facility, subject to variable rates of $502.5 million, which was the amount of such borrowings outstanding at March 31, 2024 subject to variable rates, excluding deferred financing costs related to the term loan.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 13 "Commitments and Contingencies" to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Recent Sales of Unregistered Securities. None.
(b) Use of Proceeds. None.
(c) Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock in the three months ended March 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 28, 2024	1,368	$98.55	—	$77,569,000
January 29 - March 3, 2024	161,084	$102.52	—	$77,569,000
March 4 - March 31, 2024	139	$122.29	—	$77,569,000
	162,591		—
(1) Amount includes 162,591 shares of common stock purchased by the Company in the period for the purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards and the exercise of stock options and stock appreciation rights held by the employees.
(2) See Note 12 "Stock Repurchase Programs" of the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: May 9, 2024	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Chief Executive Officer

Date: May 9, 2024	By:	/s/ Andrew C. Roeder
Andrew C. Roeder
Executive Vice President - Finance, Chief Financial Officer, and Treasurer