Form 10-Q
period 2024-06-30
PATRICK INDUSTRIES INC
filed 2024-08-08
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☒
As of August 2, 2024, there were 22,401,561 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
($ in thousands, except per share data)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
NET SALES	$1,016,624	$920,685	$1,950,116	$1,820,785
Cost of goods sold	785,330	710,717	1,513,967	1,416,573
GROSS PROFIT	231,294	209,968	436,149	404,212

Operating expenses:
Warehouse and delivery	38,739	36,031	76,188	71,876
Selling, general and administrative	83,588	78,540	168,834	160,941
Amortization of intangible assets	24,278	19,822	47,096	39,586
Total operating expenses	146,605	134,393	292,118	272,403
OPERATING INCOME	84,689	75,575	144,031	131,809
Interest expense, net	20,343	18,260	40,433	36,744
Income before income taxes	64,346	57,315	103,598	95,065
Income taxes	16,462	14,958	20,621	22,535
NET INCOME	$47,884	$42,357	$82,977	$72,530

BASIC EARNINGS PER COMMON SHARE	$2.20	$1.97	$3.83	$3.36
DILUTED EARNINGS PER COMMON SHARE	$2.16	$1.94	$3.75	$3.28

Weighted average shares outstanding – Basic	21,724	21,521	21,689	21,556
Weighted average shares outstanding – Diluted	22,169	21,787	22,125	22,151

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
($ in thousands)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
NET INCOME	$47,884	$42,357	$82,977	$72,530
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	3	(90)	(29)	(99)
Total other comprehensive income (loss)	3	(90)	(29)	(99)
COMPREHENSIVE INCOME	$47,887	$42,267	$82,948	$72,431

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
($ in thousands)	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$43,960	$11,409
Trade and other receivables, net	252,106	163,838
Inventories	504,445	510,133
Prepaid expenses and other	53,383	49,251
Total current assets	853,894	734,631
Property, plant and equipment, net	367,761	353,625
Operating lease right-of-use assets	191,289	177,717
Goodwill	758,319	637,393
Intangible assets, net	825,315	651,153
Other non-current assets	7,292	7,929
TOTAL ASSETS	$3,003,870	$2,562,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$7,500	$7,500
Current operating lease liabilities	52,788	48,761
Accounts payable	206,605	140,524
Accrued liabilities	106,774	111,711
Total current liabilities	373,667	308,496
Long-term debt, less current maturities, net	1,310,848	1,018,356
Long-term operating lease liabilities	142,681	132,444
Deferred tax liabilities, net	67,903	46,724
Other long-term liabilities	10,267	11,091
TOTAL LIABILITIES	1,905,366	1,517,111
SHAREHOLDERS’ EQUITY
Common stock	198,138	203,258
Accumulated other comprehensive loss	(1,028)	(999)
Retained earnings	901,394	843,078
TOTAL SHAREHOLDERS’ EQUITY	1,098,504	1,045,337
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,003,870	$2,562,448

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
($ in thousands)	June 30, 2024	July 2, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82,977	$72,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,816	71,492
Stock-based compensation expense	9,742	7,946
Other	1,419	2,978
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(65,089)	(33,057)
Inventories	28,276	117,440
Prepaid expenses and other assets	(1,862)	7,112
Accounts payable, accrued liabilities and other	35,379	(68,090)
Net cash provided by operating activities	172,658	178,351
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(32,411)	(36,491)
Proceeds from sale of property, plant and equipment	2,114	728
Business acquisitions, net of cash acquired	(330,727)	(26,837)
Other investing activities	(25,789)	(2,947)
Net cash used in investing activities	(386,813)	(65,547)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt repayments	(3,750)	(3,750)
Borrowings on revolver	875,055	364,814
Repayments on revolver	(580,055)	(250,104)
Repayments of convertible notes	—	(172,500)
Stock repurchases under buyback program	—	(11,776)
Cash dividends paid to shareholders	(25,047)	(20,507)
Taxes paid for share-based payment arrangements	(14,883)	(7,585)
Payment of contingent consideration from a business acquisition	(4,560)	(1,400)
Proceeds from exercise of common stock options	21	1,143
Other financing activities	(75)	(75)
Net cash provided by (used in) financing activities	246,706	$(101,740)
Net increase in cash and cash equivalents	32,551	11,064
Cash and cash equivalents at beginning of year	11,409	22,847
Cash and cash equivalents at end of period	$43,960	$33,911

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

Second Quarter Ended June 30, 2024
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance March 31, 2024	$193,930	$(1,031)	$865,637	$1,058,536
Net income	—	—	47,884	47,884
Dividends declared	—	—	(12,127)	(12,127)
Other comprehensive income, net of tax	—	3	—	3
Repurchases of shares for tax payments related to the vesting and exercising of share-based grants	(95)	—	—	(95)
Issuance of shares upon exercise of common stock options	21	—	—	21
Stock-based compensation expense	4,282	—	—	4,282
Balance June 30, 2024	$198,138	$(1,028)	$901,394	$1,098,504

Second Quarter Ended July 2, 2023
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance April 2, 2023	$194,753	$(704)	$775,773	$969,822
Net income	—	—	42,357	42,357
Dividends declared	—	—	(9,820)	(9,820)
Other comprehensive loss, net of tax	—	(90)	—	(90)
Stock repurchases under buyback program	(1,110)	—	(7,006)	(8,116)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(86)	—	—	(86)
Issuance of shares upon exercise of common stock options	651	—	—	651
Stock-based compensation expense	2,704	—	—	2,704
Balance July 2, 2023	$196,912	$(794)	$801,304	$997,422

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (cont.)

Six Months Ended June 30, 2024
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2023	$203,258	$(999)	$843,078	$1,045,337
Net income	—	—	82,977	82,977
Dividends declared	—	—	(24,661)	(24,661)
Other comprehensive loss, net of tax	—	(29)	—	(29)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(14,883)	—	—	(14,883)
Issuance of shares upon exercise of common stock options	21	—	—	21
Stock-based compensation expense	9,742	—	—	9,742
Balance June 30, 2024	$198,138	$(1,028)	$901,394	$1,098,504

Six Months Ended July 2, 2023
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2022	$197,003	$(695)	$758,861	$955,169
Net income	—	—	72,530	72,530
Dividends declared	—	—	(19,906)	(19,906)
Other comprehensive loss, net of tax	—	(99)	—	(99)
Share repurchases under buyback program	(1,595)	—	(10,181)	(11,776)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(7,585)	—	—	(7,585)
Issuance of shares upon exercise of common stock options	1,143	—	—	1,143
Stock-based compensation expense	7,946	—	—	7,946
Balance July 2, 2023	$196,912	$(794)	$801,304	$997,422

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of June 30, 2024 and December 31, 2023, its results of operations for the second quarter and six months ended June 30, 2024 and July 2, 2023, and its cash flows for the six months ended June 30, 2024 and July 2, 2023.
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
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2024 ended on June 30, 2024 and the second quarter of fiscal year 2023 ended on July 2, 2023.
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
NOTE 2. REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segment:

	Second Quarter Ended June 30, 2024
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$309,339	$140,396	$449,735
Marine	145,374	12,304	157,678
Powersports	100,349	3,501	103,850
Manufactured Housing	77,473	97,139	174,612
Industrial	121,177	9,572	130,749
Total	$753,712	$262,912	$1,016,624

	Second Quarter Ended July 2, 2023
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$254,745	$128,827	$383,572
Marine	214,308	12,034	226,342
Powersports	32,663	3,827	36,490
Manufactured Housing	65,319	78,654	143,973
Industrial	121,063	9,245	130,308
Total	$688,098	$232,587	$920,685

	Six Months Ended June 30, 2024
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$601,150	$269,574	$870,724
Marine	291,419	21,574	312,993
Powersports	180,308	6,212	186,520
Manufactured Housing	146,898	183,838	330,736
Industrial	231,480	17,663	249,143
Total	$1,451,255	$498,861	$1,950,116

	Six Months Ended July 2, 2023
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$507,189	$243,343	$750,532
Marine	441,538	22,775	464,313
Powersports	62,225	7,066	69,291
Manufactured Housing	129,508	147,889	277,397
Industrial	240,034	19,218	259,252
Total	$1,380,494	$440,291	$1,820,785
Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.
NOTE 3. INVENTORY
Inventories consist of the following:

($ in thousands)	June 30, 2024	December 31, 2023
Raw materials	$282,926	$269,786
Work in process	17,867	16,596
Finished goods	102,407	107,675
Less: reserve for inventory obsolescence	(19,643)	(15,990)
Total manufactured goods, net	383,557	378,067
Materials purchased for resale (distribution products)	133,054	140,147
Less: reserve for inventory obsolescence	(12,166)	(8,081)
Total materials purchased for resale (distribution products), net	120,888	132,066
Total inventories	$504,445	$510,133
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended June 30, 2024 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2023	$560,370	$77,023	$637,393
Acquisitions	120,757	260	121,017
Adjustments to preliminary purchase price allocations	16	(107)	(91)
Balance - June 30, 2024	$681,143	$77,176	$758,319

Intangible assets, net consist of the following as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023
Customer relationships	$911,239	$729,664
Non-compete agreements	22,546	21,561
Patents	87,600	69,401
Trademarks	217,527	197,027
Intangible assets, gross	1,238,912	1,017,653
Less: accumulated amortization	(413,597)	(366,500)
Intangible assets, net	$825,315	$651,153

Changes in the carrying value of intangible assets for the six months ended June 30, 2024 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2023	$553,703	$97,450	$651,153
Additions	195,924	25,690	221,614
Amortization	(40,529)	(6,567)	(47,096)
Adjustments to preliminary purchase price allocations	—	(356)	(356)
Balance - June 30, 2024	$709,098	$116,217	$825,315
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
The Company completed two acquisitions in the second quarter of 2024 and six acquisitions in the first six months of 2024 (the "2024 Acquisitions"). For the second quarter and six months ended June 30, 2024, net sales included in the Company's condensed consolidated statements of income related to the 2024 Acquisitions were $79.6 million and $137.7 million, respectively, and operating income was $15.7 million and $26.6 million, respectively. Acquisition-related costs associated with the 2024 Acquisitions were $5.0 million. Assets acquired and liabilities assumed in the acquisitions were recorded on the Company's condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one year measurement period. The Company completed three acquisitions in the second quarter and first six months of 2023. For the second quarter and six months ended July 2, 2023, net sales included in the Company's condensed consolidated statements of income related to the acquisitions completed in the first six months of 2023 were $2.3 million for both periods, and operating income was $0.2 million for both periods.
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

Changes in the fair value of contingent consideration for the six months ended June 30, 2024 are as follows:

($ in thousands)
Balance - December 31, 2023	$8,510
Additions	130
Fair value adjustments(1)	(1,900)
Settlements	(4,940)
Balance - June 30, 2024	$1,800
(1) The Company recorded a measurement period adjustment reducing the estimated fair value of contingent consideration in connection with one of the 2023 acquisitions.
The following table shows the balance sheet location of the fair value of contingent consideration and the maximum amount of contingent consideration payments the Company may be subject to as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023
Accrued liabilities	$1,725	$7,500
Other long-term liabilities	75	1,010
Total fair value of contingent consideration	$1,800	$8,510
Maximum amount of contingent consideration	$3,700	$8,510
2024 Acquisitions
The Company completed six acquisitions in the first six months ended June 30, 2024, including the following previously announced acquisition:

Company	Segment	Description
Sportech, LLC ("Sportech")	Manufacturing
Leading designer and manufacturer of high-value, complex component solutions sold to powersports original equipment manufacturers ("OEMs"), adjacent market OEMs and the aftermarket, including integrated door systems, roofs, canopies, bumpers, windshields, fender flares and cowls, based in Elk River, Minnesota, acquired in January 2024.

Inclusive of five acquisitions not discussed above, total cash consideration for the 2024 Acquisitions was approximately $330.9 million. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus certain purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates.
2023 Acquisitions
The Company completed three acquisitions in the year ended December 31, 2023, including the following previously announced acquisition (collectively, the “2023 Acquisitions”):

Company	Segment	Description
BTI Transport	Distribution	Provider of transportation and logistics services to marine OEMs and dealers, based in Elkhart, Indiana, acquired in April 2023. The acquired business operates under the Patrick Marine Transport brand.
Inclusive of two acquisitions not discussed above, total cash consideration for the 2023 Acquisitions was approximately $26.3 million, plus contingent consideration over a two-year period based on future performance in connection with certain acquisitions. Purchase price allocations and all valuation activities in connection with the 2023 Acquisitions have been finalized. Changes to preliminary purchase accounting estimates recorded in the second quarter and six months ended June 30, 2024 related to the 2023 Acquisitions were immaterial and relate primarily to the valuation of contingent consideration and property, plant, and equipment.
The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition for the 2024 Acquisitions and 2023 Acquisitions:

	2024 Acquisitions			2023 Acquisitions
($ in thousands)	Sportech	All Others	Total	Total
Consideration
Cash, net of cash acquired	$319,073	$11,790	$330,863	$26,294
Working capital holdback and other, net	—	144	144	—
Contingent consideration(1)	—	130	130	1,600
Total consideration	$319,073	$12,064	$331,137	$27,894

Assets Acquired
Trade receivables	$21,545	$963	$22,508	$1,293
Inventories	21,021	1,567	22,588	4,430
Prepaid expenses & other	1,766	216	1,982	105
Property, plant & equipment	18,768	1,893	20,661	8,165
Operating lease right-of-use assets	15,096	1,283	16,379	1,044
Identifiable intangible assets
Customer relationships	151,000	5,080	156,080	10,075
Non-compete agreements	1,000	145	1,145	270
Patents and developed technology	17,500	600	18,100	—
Trademarks	20,500	—	20,500	—
Liabilities Assumed
Current portion of operating lease obligations	(1,437)	(585)	(2,022)	(262)
Accounts payable & accrued liabilities	(31,773)	(492)	(32,265)	(514)
Operating lease obligations	(13,658)	(699)	(14,357)	(781)
Deferred tax liabilities	(21,179)	—	(21,179)	—
Total fair value of net assets acquired	$200,149	$9,971	$210,120	$23,825
Goodwill(2)	118,924	2,093	121,017	5,814
Bargain purchase gain(3)	—	—	—	(1,745)
	$319,073	$12,064	$331,137	$27,894
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
The estimated useful life for customer relationships is 10 years. The estimated useful life for non-compete agreements is 5 years. The estimated useful life for patents and developed technology is 10 years. Trademarks have an indefinite useful life.
Pro Forma Information
The following pro forma information for the second quarter and six months ended June 30, 2024 and July 2, 2023 assumes the 2024 Acquisitions and 2023 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2024 Acquisitions and 2023 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes incremental amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.1 million and $1.5 million, respectively, for the second quarter and six months ended June 30, 2024 and $5.4 million and $11.0 million, respectively, for the second quarter and six months ended July 2, 2023.

	Second Quarter Ended		Six Months Ended
($ in thousands, except per share data)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Revenue	$1,016,961	$994,719	$1,974,975	$1,972,587
Net income	$47,919	$40,852	$82,624	$69,568
Basic earnings per common share	$2.21	$1.90	$3.81	$3.23
Diluted earnings per common share	$2.16	$1.88	$3.73	$3.15
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of the periods indicated above.
NOTE 6. STOCK-BASED COMPENSATION
The Company's Board of Directors (the "Board") approved various stock-based grants under the Company’s 2009 Omnibus Incentive Plan in the six months ended June 30, 2024 totaling 223,011 shares in the aggregate at an average fair value of $100.63 per share at grant date for a total fair value at grant date of $22.4 million.
The Company recorded expense, net of forfeitures, of approximately $4.2 million and $9.7 million in the second quarter and six months ended June 30, 2024, respectively, for its stock-based compensation plans in the condensed consolidated statements of income. Stock-based compensation expense of $2.7 million and $7.9 million was recorded in the second quarter and six months ended July 2, 2023, respectively.

NOTE 7. EARNINGS PER COMMON SHARE
Earnings per common share calculated for the second quarter and first six months of 2024 and 2023 is as follows:

	Second Quarter Ended		Six Months Ended
($ in thousands, except per share data)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Numerator:
Earnings for basic earnings per common share calculation	$47,884	$42,357	$82,977	$72,530
Effect of interest on potentially dilutive convertible notes, net of tax	—	—	—	162
Earnings for diluted earnings per common share calculation	$47,884	$42,357	$82,977	$72,692
Denominator:
Weighted average common shares outstanding - basic	21,724	21,521	21,689	21,556
Weighted average impact of potentially dilutive convertible notes	260	—	233	331
Weighted average impact of potentially dilutive securities	185	266	203	264
Weighted average common shares outstanding - diluted	22,169	21,787	22,125	22,151
Earnings per common share:
Basic earnings per common share	$2.20	$1.97	$3.83	$3.36
Diluted earnings per common share	$2.16	$1.94	$3.75	$3.28
An immaterial amount of securities was not included in the computation of diluted earnings per common share as they are considered anti-dilutive for the periods presented.
NOTE 8. DEBT
A summary of total debt outstanding at June 30, 2024 and December 31, 2023 is as follows:

($ in thousands)	June 30, 2024	December 31, 2023
Long-term debt:
Term loan due 2027	$125,625	$129,375
Revolver due 2027	295,000	—
7.50% senior notes due 2027	300,000	300,000
1.75% convertible notes due 2028	258,750	258,750
4.75% senior notes due 2029	350,000	350,000
Total debt	1,329,375	1,038,125
Less: convertible notes deferred financing costs, net	(4,419)	(4,917)
Less: term loan deferred financing costs, net	(472)	(548)
Less: senior notes deferred financing costs, net	(6,136)	(6,804)
Less: current maturities of long-term debt	(7,500)	(7,500)
Total long-term debt, less current maturities, net	$1,310,848	$1,018,356
The Company maintains a senior secured credit facility comprised of a $775 million revolving credit facility (the "Revolver due 2027") and the remaining balance of a $150 million term loan. In January 2024, the Company utilized borrowing capacity under the Revolver due 2027 to fund its acquisition of Sportech as discussed in Note 5 "Acquisitions".

The interest rate for incremental borrowings under the Revolver due 2027 at June 30, 2024 was the Secured Overnight Financing Rate (“SOFR”) plus 1.75% (or 7.19%) for the SOFR-based option. The fee payable on committed but unused portions of the Revolver due 2027 was 0.225% at June 30, 2024.
Total cash interest paid for the second quarter of 2024 and 2023 was $31.6 million and $26.9 million, respectively, and $40.2 million and $32.7 million for the comparative six month periods, respectively.
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
7.50% senior notes due 2027(1)	$—	$303.4	$—	$—	$303.7	$—
4.75% senior notes due 2029(1)	$—	$322.8	$—	$—	$320.2	$—
1.75% convertible notes due 2028(1)	$—	$312.5	$—	$—	$295.2	$—
Term loan due 2027(2)	$—	$125.6	$—	$—	$129.4	$—
Revolver due 2027(2)	$—	$295.0	$—	$—	$—	$—
Contingent consideration(3)	$—	$—	$1.8	$—	$—	$8.5
(1) The amounts of these notes listed above are the current fair values for disclosure purposes only, and they are recorded in the Company's condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 using the interest rate method.
(2) The carrying amounts of our Term loan due 2027 and Revolver due 2027 approximate fair value as of June 30, 2024 and December 31, 2023 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.`
(3) The estimated fair value of the Company's contingent consideration is discussed further in Note 5 "Acquisitions".
NOTE 10. INCOME TAXES
The effective tax rate in the second quarter of 2024 and 2023 was 25.6% and 26.1%, respectively, and the effective tax rate for the comparable six month periods was 19.9% and 23.7%, respectively. The first six months of 2024 and 2023 tax rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $5.6 million and $1.8 million, respectively.

Cash paid for income taxes, net of refunds, was $19.1 million and $19.2 million in the second quarter and first six months of 2024, respectively, and $31.9 million and $49.0 million in the second quarter and first six months of 2023, respectively.
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

The tables below present information about the sales and operating income of those segments.

Second Quarter Ended June 30, 2024
($ in thousands)	Manufacturing	Distribution	Total
Net outside sales	$753,712	$262,912	$1,016,624
Intersegment sales	20,519	2,325	22,844
Total sales	$774,231	$265,237	$1,039,468

Operating income for reportable segments	$108,752	$30,158	$138,910

Second Quarter Ended July 2, 2023
($ in thousands)	Manufacturing	Distribution	Total
Net outside sales	$688,098	$232,587	$920,685
Intersegment sales	16,193	2,159	18,352
Total sales	$704,291	$234,746	$939,037

Operating income for reportable segments	$95,204	$25,839	$121,043

Six Months Ended June 30, 2024
($ in thousands)	Manufacturing	Distribution	Total
Net outside sales	$1,451,255	$498,861	$1,950,116
Intersegment sales	37,486	4,878	42,364
Total sales	$1,488,741	$503,739	$1,992,480

Operating income for reportable segments	$196,202	$53,878	$250,080

Six Months Ended July 2, 2023
($ in thousands)	Manufacturing	Distribution	Total
Net outside sales	$1,380,494	$440,291	$1,820,785
Intersegment sales	32,612	4,614	37,226
Total sales	$1,413,106	$444,905	$1,858,011

Operating income for reportable segments	$182,369	$44,146	$226,515

The following table presents a reconciliation of segment operating income to consolidated operating income:

	Second Quarter Ended		Six Months Ended
($ in thousands)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Operating income for reportable segments	$138,910	$121,043	$250,080	$226,515
Unallocated corporate expenses	(29,943)	(25,646)	(58,953)	(55,120)
Amortization	(24,278)	(19,822)	(47,096)	(39,586)
Consolidated operating income	$84,689	$75,575	$144,031	$131,809
Unallocated corporate expenses include corporate general and administrative expenses comprised of wages and other compensation, insurance, taxes, supplies, travel and entertainment, professional fees, acquisition-related transaction costs, amortization of inventory step-up adjustments, and other.

The following table presents an allocation of total assets to the reportable segments of the Company and a reconciliation to consolidated total assets:

($ in thousands)	June 30, 2024	December 31, 2023
Manufacturing assets	$2,453,240	$2,071,500
Distribution assets	445,190	426,931
Assets for reportable segments	2,898,430	2,498,431
Corporate assets unallocated to segments	61,480	52,608
Cash and cash equivalents	43,960	11,409
Consolidated total assets	$3,003,870	$2,562,448
NOTE 12. STOCK REPURCHASE PROGRAMS
In December 2022, the Board authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $100 million, including the $38.2 million remaining under the previous authorization. Approximately $77.6 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program as of June 30, 2024. Under the stock repurchase plan, the Company made repurchases of common stock as follows for the respective periods:

	Second Quarter Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Shares repurchased	—	125,189	—	179,809
Average price	$—	$64.83	$—	$65.49
Aggregate cost (in millions)	$—	$8.1	$—	$11.8
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
OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE
Second Quarter and Six Months 2024 Financial Overview
Recreational Vehicle ("RV") Industry
The RV industry is our primary market and comprised 44% and 42% of the Company’s consolidated net sales in the second quarter ended June 30, 2024 and July 2, 2023, respectively, and 44% and 41% for the comparative six month periods, respectively. Net sales to the RV industry increased 17% and 16% in the second quarter and first six months of 2024, respectively, compared to the prior year periods.
According to the RV Industry Association ("RVIA"), RV wholesale shipments increased 7% in the second quarter of 2024 to approximately 92,700 units compared to approximately 86,200 units in the second quarter of 2023. While we estimate RV industry retail unit sales for second quarter of 2024 decreased approximately 10% compared to the second quarter of 2023, we estimate that industry retail sales exceeded wholesale unit shipments in the second quarter of 2024 as RV OEMs maintained lower production volumes.
RV wholesale unit shipments for the first six months of 2024 totaled approximately 178,600 units, an increase of 8% from approximately 164,800 units in the comparative prior year period. We estimate that despite a 11% decrease in RV industry retail unit sales for the first six months of 2024 compared to the prior year period, industry retail sales exceeded wholesale unit shipments resulting in improved alignment of dealer inventory levels with retail demand.
Marine Industry
Net sales to the marine industry, which represented approximately 16% and 25% of the Company's consolidated net sales in the second quarter ended June 30, 2024 and July 2, 2023, respectively, decreased 30% in the second quarter of 2024 compared to the prior year quarter. For the first six months of 2024 and 2023, net sales to the marine industry represented 16% and 26% of our consolidated net sales, respectively, decreasing 33% in the first six months of 2024 compared to the prior year period. The decrease in net sales was in line with the decrease in wholesale powerboats volumes.
Our marine revenue is generally correlated to marine industry wholesale powerboat unit shipments, which, according to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"), decreased 27% for the second quarter and decreased 29% for the first six months of 2024 compared to the prior year periods. We estimate that marine industry retail powerboat unit sales decreased 10% in the second quarter and decreased 9% in the first six months of 2024 compared to the prior year periods primarily due to the current macroeconomic environment faced by the end consumer, such as economic uncertainty and higher interest rates.
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
Net sales to the powersports industry increased 185% in the second quarter ended June 30, 2024 compared to the prior year quarter, representing 10% and 4% of the Company's consolidated net sales in the respective periods. Net sales to the powersports industry increased 169% in the first six months of 2024 compared to the prior year period, representing 10% and 4% of the Company's consolidated net sales in the respective periods. The increases in net sales for these periods are primarily attributable to the acquisition of Sportech.
Manufactured Housing ("MH") Industry
Net sales to the MH industry, which represented 17% and 16% of the Company’s consolidated net sales in the second quarter ended June 30, 2024 and July 2, 2023, respectively, increased 21% in the second quarter of 2024 compared to the prior year quarter. MH net sales represented 17% and 15% of the Company's consolidated net sales for the first six months ended June 30, 2024 and July 2, 2023, respectively, and increased 19% in the first six months ended June 30, 2024 compared to the first six months of 2023. Based on industry data from the Manufactured Housing Institute, MH industry wholesale unit shipments increased by approximately 19% and 17% in the second quarter and first six months of 2024 compared to the prior year period primarily driven by OEMs increasing production from significantly reduced levels in 2023 in anticipation of a recovery in demand.
Industrial Market
The industrial market is comprised primarily of kitchen cabinet, countertop, hospitality, retail and commercial fixtures, and office and household furniture markets and regional distributors. Net sales to this market represented 13% of our consolidated net sales in the second quarter ended June 30, 2024 and July 2, 2023, and remained flat in the second quarter ended June 30, 2024 compared to the prior year period. Industrial net sales represented 13% and 14% of the Company's net sales in the first six months ended June 30, 2024 and July 2, 2023, respectively, and decreased 4% in the first six months ended June 30, 2024 compared to the prior year period. Overall, our revenues in these markets are focused on residential and multifamily housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that, in general, approximately 70% to 80% of our industrial business is directly tied to the residential housing market, with the remaining 20% to 30% tied to the non-residential and commercial markets.
According to the U.S. Census Bureau, combined new housing starts decreased 7% in the second quarter of 2024 compared to the prior year quarter, with single-family housing starts increasing 7%, and multifamily housing starts decreasing 34% for the same period. For the first six months of 2024, combined new housing starts decreased 3% compared to the prior year period, with single family housing starts increasing 16% and multifamily housing starts decreasing 35%. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.

RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 30, 2024 Compared to 2023
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Second Quarter Ended
($ in thousands)	June 30, 2024		July 2, 2023		Amount Change	% Change
Net sales	$1,016,624	100.0%	$920,685	100.0%	$95,939	10%
Cost of goods sold	785,330	77.2%	710,717	77.2%	74,613	10%
Gross profit	231,294	22.8%	209,968	22.8%	21,326	10%
Warehouse and delivery expenses	38,739	3.8%	36,031	3.9%	2,708	8%
Selling, general and administrative expenses	83,588	8.2%	78,540	8.5%	5,048	6%
Amortization of intangible assets	24,278	2.4%	19,822	2.2%	4,456	22%
Operating income	84,689	8.3%	75,575	8.2%	9,114	12%
Interest expense, net	20,343	2.0%	18,260	2.0%	2,083	11%
Income taxes	16,462	1.6%	14,958	1.6%	1,504	10%
Net income	$47,884	4.7%	$42,357	4.6%	$5,527	13%

	Six Months Ended
($ in thousands)	June 30, 2024		July 2, 2023		Amount Change	% Change
Net sales	$1,950,116	100.0%	$1,820,785	100.0%	$129,331	7%
Cost of goods sold	1,513,967	77.6%	1,416,573	77.8%	97,394	7%
Gross profit	436,149	22.4%	404,212	22.2%	31,937	8%
Warehouse and delivery expenses	76,188	3.9%	71,876	3.9%	4,312	6%
Selling, general and administrative expenses	168,834	8.7%	160,941	8.8%	7,893	5%
Amortization of intangible assets	47,096	2.4%	39,586	2.2%	7,510	19%
Operating income	144,031	7.4%	131,809	7.2%	12,222	9%
Interest expense, net	40,433	2.1%	36,744	2.0%	3,689	10%
Income taxes	20,621	1.1%	22,535	1.2%	(1,914)	(8)%
Net income	$82,977	4.3%	$72,530	4.0%	$10,447	14%
Net Sales. Net sales in the second quarter of 2024 increased $95.9 million, or 10%, to $1.02 billion compared to $920.7 million in the second quarter of 2023. Net sales in the second quarter of 2024 increased as a result of higher wholesale unit shipments in our RV and housing end markets and market share gains and the revenue contribution of acquisitions completed in the first quarter of 2024, partially offset by lower wholesale shipments in our marine end market and lower pricing passed on to our customers to reflect changes in certain commodity costs. The Company's RV market sales increased $66.2 million, or 17%, in the quarter resulting from an increase in production by our RV OEM customers. Marine market sales decreased $68.7 million, or 30%, attributable to a 27% wholesale shipment decline compared to the prior year quarter. Powersports market sales increased $67.4 million, or 185%, compared to the prior year quarter, primarily due to the acquisition of Sportech. MH market sales increased $30.6 million, or 21% compared to the prior year quarter, primarily due to an increase in industry wholesale unit volumes of approximately 19%. Industrial market sales increased $0.4 million, or 0.3% when compared to the prior year quarter, which is in line with housing start trends in the prior two quarters given the timing at which our products are installed in relation to housing starts.
Net sales in the first six months of 2024 increased $129.3 million, or 7%, to $1.95 billion from $1.82 billion in the first six months of 2023. Net sales in the first six months of 2024 increased as a result of an increase in RV and MH market sales due to industry volume growth along with growth in powersports market sales due to the acquisition of Sportech in January 2024, partially offset by industry volume declines in our marine end market when compared to 2023. The Company's RV market sales increased 16%, marine market sales decreased 33%, powersports market sales increased 169%, MH market sales increased 19% and industrial market sales decreased 4% in the first six months of 2024 when compared to the prior year period.
Revenue attributable to acquisitions completed in the first six months of 2024 was $79.6 million in the second quarter of 2024 and $137.7 million for the first six months of 2024. Revenue attributable to acquisitions completed in the first six months of 2023 was $2.3 million in both the second quarter and the first six months of 2023.
Cost of Goods Sold. Cost of goods sold increased $74.6 million, or 10%, to $785.3 million in the second quarter of 2024 compared to $710.7 million in the second quarter of 2023. As a percentage of net sales, cost of goods sold remained flat during the second quarter of 2024 at 77.2% compared to the second quarter of 2023.
Cost of goods sold increased $97.4 million, or 7%, to $1.51 billion in the first six months of 2024 from $1.42 billion in the first six months of 2023. As a percentage of net sales, cost of goods sold decreased 20 basis points during the first six months of 2024 to 77.6% from 77.8% in the prior year period.
Cost of goods sold as a percentage of net sales remained flat in the second quarter of 2024 primarily as a result of a 40 basis point decrease in labor as a percentage of net sales, offset by a 40 basis point increase in material costs as a percentage of net sales. For the first six months of 2024, cost of goods sold decreased 20 basis points as a result of a 10 basis point decrease in material costs as a percentage of net sales and a 50 basis point decrease in labor as a percentage of net sales, partially offset by a 40 basis point increase in overhead as a percentage of net sales. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in production.
Gross Profit. Gross profit increased $21.3 million, or 10%, to $231.3 million in the second quarter of 2024 compared to $210.0 million in the prior year period. As a percentage of net sales, gross profit remained flat during the second quarter of 2024 at 22.8%.
Gross profit increased $31.9 million, or 8%, to $436.1 million in the first six months of 2024 compared to $404.2 million in the prior year period. As a percentage of net sales, gross profit increased 20 basis points to 22.4% in the first six months of 2024 compared to 22.2% in the prior year period.
Gross profit as a percentage of net sales was unchanged in the second quarter of 2024 compared to the same period in 2023 and increased 20 basis points for the first six months of 2024 compared to the prior year period, reflecting the items discussed above in "Cost of Goods Sold".
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $2.7 million, or 8%, to $38.7 million in the second quarter of 2024 compared to $36.0 million in the second quarter of 2023. As a percentage of net sales, warehouse and delivery expenses were 3.8% and 3.9%, respectively, in the second quarter periods presented.
Warehouse and delivery expenses increased $4.3 million, or 6%, to $76.2 million in the first six months of 2024 from $71.9 million in the first six months of 2023. As a percentage of net sales, warehouse and delivery expenses remained flat during the first six months of 2024 at 3.9% compared to the prior year period.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $5.1 million, or 6%, to $83.6 million in the second quarter of 2024 compared to $78.5 million in the prior year quarter. As a percentage of net sales, SG&A expenses were 8.2% in the second quarter of 2024 compared to 8.5% in the second quarter of 2023. The increase in SG&A expenses in the second quarter of 2024 compared to 2023 is primarily attributed to increases in wages and incentive compensation, while the decrease in SG&A expenses as a percentage of net sales reflects the increase in net sales combined with the fixed nature of certain expenses.
SG&A expenses increased $7.9 million, or 5%, to $168.8 million in the first six months of 2024 from $160.9 million in the prior year quarter. As a percentage of net sales, SG&A expenses were 8.7% in the first six months of 2024 compared to 8.8% in the first six months of 2023. The increase in SG&A expenses in the first six months of 2024 compared to 2023 is primarily attributed to the $5.0 million of transaction costs associated with the acquisition of Sportech.
Amortization of Intangible Assets. Amortization of intangible assets increased $4.5 million, or 22%, to $24.3 million in the second quarter of 2024 compared to $19.8 million in the prior year quarter. Amortization of intangible assets increased $7.5 million, or 19%, to $47.1 million in the first six months of 2024 from $39.6 million in the prior year period. The increases in the second quarter and first six months of 2024 compared to the comparable prior year periods primarily reflect the impact of the Sportech acquisition as well as the acquisitions completed in 2023.
Operating Income. Operating income increased $9.1 million, or 12%, to $84.7 million in the second quarter of 2024 compared to $75.6 million in 2023. As a percentage of net sales, operating income increased 10 basis points to 8.3% in the second quarter of 2024 compared to 8.2% in the same period in 2023. For the first six months of 2024, operating income increased $12.2 million, or 9%, to $144.0 million from $131.8 million in the same period in 2023. As a percentage of net sales, operating income increased 20 basis points to 7.4% in the first six months of 2024 versus 7.2% in the same period in 2023. The increase in operating income and operating margin percentage is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense increased $2.0 million, or 11%, to $20.3 million in the second quarter of 2024 compared to $18.3 million in the prior year quarter. Interest expense increased $3.7 million, or 10%, to $40.4 million in the first six months of 2024 from $36.7 million in the prior year period. These increases primarily reflect higher debt levels and higher interest rates on our term loan and revolver balances.
Income Taxes. Income tax expense increased $1.5 million in the second quarter of 2024 to $16.5 million compared to $15.0 million in the prior year quarter. Income tax expense decreased $1.9 million in the first six months of 2024 to $20.6 million from $22.5 million in the prior year period. The increase in income taxes in the second quarter of 2024 compared to the prior year quarter relates primarily to the increase in income before income taxes, and the decrease in income tax expense in the first six months of 2024 compared to the prior year period is driven primarily by the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $5.6 million compared to $1.8 million excess tax benefits on share-based compensation in the first six months of 2023, partially offset by the increase in income before income taxes.
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
Second Quarter and Six Months Ended June 30, 2024 Compared to 2023
General

In the discussion that follows, sales attributable to the Company’s reportable segments include intersegment sales and gross profit includes the impact of intersegment operating activity.
The table below presents information about the sales, gross profit and operating income of the Company’s reportable segments. A reconciliation of consolidated net sales and operating income is presented in Note 11 "Segment Information" of the Notes to Condensed Consolidated Financial Statements.

	Second Quarter Ended
($ in thousands)	June 30, 2024	July 2, 2023	Amount Change	% Change
Sales
Manufacturing	$774,231	$704,291	$69,940	10%
Distribution	$265,237	$234,746	$30,491	13%
Gross Profit
Manufacturing	$178,744	$161,571	$17,173	11%
Distribution	$58,132	$52,523	$5,609	11%
Operating Income
Manufacturing	$108,752	$95,203	$13,549	14%
Distribution	$30,158	$25,840	$4,318	17%

	Six Months Ended
($ in thousands)	June 30, 2024	July 2, 2023	Amount Change	% Change
Sales
Manufacturing	$1,488,741	$1,413,106	$75,635	5%
Distribution	$503,739	$444,905	$58,834	13%
Gross Profit
Manufacturing	$334,918	$316,655	$18,263	6%
Distribution	$108,189	$96,599	$11,590	12%
Operating Income
Manufacturing	$196,202	$182,369	$13,833	8%
Distribution	$53,878	$44,146	$9,732	22%
Manufacturing
Sales. Sales increased $69.9 million, or 10%, to $774.2 million in the second quarter of 2024 compared to $704.3 million in the prior year quarter. For the first six months of 2024, sales increased $76 million, or 5%, to $1.49 billion from $1.41 billion in the prior year period. The manufacturing segment accounted for approximately 74% of the Company’s sales for the second quarter of 2024 and 2023. The sales increase in the second quarter of 2024 compared to 2023 was attributed to sales increases in the Company's RV, powersports and MH end markets, partially offset by a sales decrease in the marine end market. For the second quarter of 2024 compared to the same prior year period, the Company's RV end market sales increased 21%, the marine end market sales decreased 32%, the powersports end market sales increased 207%, the MH end market sales increased 19% and industrial end market sales were flat. For the first six months of 2024 compared to the same prior year period, the Company's RV end market sales increased 19%, the marine end market sales decreased 34%, the powersports end market sales increased 190%, the MH end market sales increased 13% and industrial end market sales decreased 4%. Net sales in the second quarter and first six months of 2024 attributable to acquisitions completed in the first six months of 2024 were approximately $79.6 million and $137.7 million, respectively, and there were no acquisitions completed in the first six months of 2023.
Gross Profit. Gross profit increased $17.1 million, or 11%, to $178.7 million in the second quarter of 2024 compared to $161.6 million in the second quarter of 2023. For the first six months of 2024, gross profit increased $18.2 million, or 6%, to $334.9 million compared to $316.7 million in the first six months of 2023. As a percentage of sales, gross profit increased to 23.1% in the second quarter of 2024 compared to 22.9% in the second quarter of 2023, and was 22.5% in the first six months of 2024 compared to 22.4% in the first six months of 2023.
The increase in gross profit as a percentage of sales in the second quarter of 2024 compared to the same quarter in 2023 is attributable to decreases in labor as a percentage of sales.

Gross profit as a percentage of sales increased during the first six months of 2024 compared to first six months of 2023 due to decreases in manufacturing material and labor costs as a percentage of sales, partially offset by an increase in manufacturing overhead as a percentage of sales.
Operating Income. Operating income increased $13.6 million to $108.8 million in the second quarter of 2024 compared to $95.2 million in the prior year quarter. For the first six months of 2024, operating income increased $13.8 million, or 8%, to $196.2 million compared to $182.4 million in the first six months of 2023. The overall increase in operating income in the second quarter and first six months of 2024 primarily reflects the items discussed above.
Distribution
Sales. Sales increased $30.5 million, or 13%, to $265.2 million in the second quarter of 2024 compared to $234.7 million in the prior year quarter. For the first six months of 2024, sales increased $58.8 million, or 13%, to $503.7 million compared to $444.9 million in the prior year period. This segment accounted for approximately 26% of the Company’s sales for the second quarter of 2024 and 2023, and 25% and 24% of the Company's sales for the first six months of 2024 and 2023, respectively. The sales increase in the second quarter of 2024 compared to the second quarter of 2023 was attributed to a 9% increase in our RV end market sales, a 2% increase in marine end market sales, a 24% increase in MH end market sales, and a 4% increase in industrial end market sales, partially offset by a 9% decrease in powersports end market sales. The sales increase in the first six months of 2024 compared to the first six months of 2023 was attributed to a 11% increase in our RV end market sales and a 24% increase in MH end market sales as a result of increases in industry wholesale unit shipments in the respective industries, partially offset by an 8% decrease in industrial end market sales, a 5% decrease in marine end market sales, and a 12% decrease in powersports end market sales.
Gross Profit. Gross profit increased $5.6 million, or 11%, to $58.1 million in the second quarter of 2024 compared to $52.5 million in the second quarter of 2023. For the first six months of 2024, gross profit increased $11.6 million, or 12%, to $108.2 million compared to $96.6 million in the first six months of 2023. As a percentage of sales, gross profit was 21.9% and 21.5%, respectively, in the second quarter and first six months of 2024 compared to 22.4% and 21.7%, respectively, in the second quarter and first six months of 2023, as increases in material costs as a percentage of sales were partially offset by decreases in distribution labor as a percentage of sales, attributable to a decrease in utilization of outsourced labor.
Operating Income. Operating income increased $4.4 million, or 17%, to $30.2 million in the second quarter of 2024 compared to $25.8 million in the prior year quarter. For the first six months of 2024, operating income increased $9.8 million, or 22%, to $53.9 million compared to $44.1 million in the first six months of 2023. The increase in operating income in the second quarter and first six months of 2024 primarily reflects the impact of increased sales and the items discussed above.
LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of liquidity are cash flows from operations, which includes selling its products and collecting receivables, available cash reserves and borrowing capacity available under the revolving credit and term loan facility (the “2021 Credit Facility”) as discussed in Note 8 "Debt" of the Notes to Condensed Consolidated Financial Statements. Our liquidity at June 30, 2024 consisted of cash and cash equivalents of $44.0 million and $475.0 million of availability under the 2021 Credit Facility.
As of June 30, 2024, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its 2021 Credit Facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.

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

As of and for the reporting period ended June 30, 2024, the Company was in compliance with its financial covenants as required under the terms of the credit agreement that established the 2021 Credit Facility (the “2021 Credit Agreement”). The required maximum consolidated secured net leverage ratio and the required minimum consolidated fixed charge coverage ratio, as such ratios are defined in the 2021 Credit Agreement, compared to the actual amounts as of June 30, 2024 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.77
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.34
In addition, as of June 30, 2024, the Company's consolidated total net leverage ratio (12-month period) was 2.62, which is used to determine the applicable borrowing margin under the 2021 Credit Agreement.
Cash Flows
Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities was $172.7 million in the first six months of 2024 compared to $178.4 million in the first six months of 2023. The decrease in operating cash flows is primarily attributable to a $3.3 million use of cash for working capital compared to a $23.4 million source of cash in the prior year period, partially offset by a $10.5 million increase in net income and a $10.3 million increase in depreciation and amortization compared to the first six months of 2023.

Investing Activities
Net cash used in investing activities increased $321.3 million to $386.8 million in the first six months of 2024 compared to $65.5 million in the first six months of 2023 due to an increase in cash used in business acquisitions, which were $330.7 million in the first six months of 2024, primarily due to the acquisition of Sportech, compared to $26.8 million in the first six months of 2023.

Financing Activities
Net cash provided by financing activities was $246.7 million in the first six months of 2024 compared to $101.7 million use of cash in the first six months of 2023 primarily due to an increase in cash provided from net borrowings of $352.8 million under the Revolver due 2027 to fund the acquisition of Sportech.

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
OTHER
Seasonality
Manufacturing operations in the RV, marine and MH industries historically have been seasonal and at their highest levels when the weather is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second quarter and lowest in the fourth quarter. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers in the August-September timeframe and marine open houses in the December to February timeframe, resulting in dealers delaying certain restocking purchases until new product lines are introduced at these shows. In addition, recent seasonal industry trends have been, and future trends may be, different than in prior years due to volatile economic conditions, interest rates, access to financing, cost of fuel, national and regional economic conditions and consumer confidence on retail sales of RVs and marine units and other products for which the Company sells its components, as well as fluctuations in RV and marine dealer inventories, increased volatility in demand from RV and marine dealers, the timing of dealer orders, and from time to time, the impact of severe weather conditions on the timing of industry-wide wholesale shipments.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations under Credit Agreement
As of June 30, 2024, our total debt obligations under our 2021 Credit Agreement accrue interest under SOFR-based interest rates. A 100-basis point increase in the underlying SOFR would result in additional annual interest cost of approximately $4.2 million, assuming average borrowings, including our revolving credit facility and term loan under our senior credit facility, subject to variable rates of $420.6 million, which was the amount of such borrowings outstanding at June 30, 2024 subject to variable rates, excluding deferred financing costs related to the term loan.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Recent Sales of Unregistered Securities. None.
(b) Use of Proceeds. None.
(c) Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock in the three months ended June 30, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 28, 2024	75	$114.33	—	$77,569,000
April 29 - June 2, 2024	274	$104.49	—	$77,569,000
June 3 - June 30, 2024	—	$—	—	$77,569,000
	349		—
(1) Amount of 349 shares of common stock were purchased by the Company in the period for the purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
(2) See Note 12 "Stock Repurchase Programs" of the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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

Date: August 8, 2024	By:	/s/ Andrew C. Roeder
Andrew C. Roeder
Executive Vice President - Finance, Chief Financial Officer, and Treasurer

Date: August 8, 2024	By:	/s/ Matthew S. Filer
Matthew S. Filer
Senior Vice President - Finance and Chief Accounting Officer