Form 10-Q
period 2024-09-29
PATRICK INDUSTRIES INC
filed 2024-11-07
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of November 1, 2024, there were 22,399,762 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
($ in thousands, except per share data)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
NET SALES	$919,444	$866,073	$2,869,560	$2,686,858
Cost of goods sold	706,930	666,954	2,220,897	2,083,527
GROSS PROFIT	212,514	199,119	648,663	603,331

Operating expenses:
Warehouse and delivery	37,865	37,664	114,053	109,540
Selling, general and administrative	75,783	70,873	244,617	231,814
Amortization of intangible assets	24,449	19,507	71,545	59,093
Total operating expenses	138,097	128,044	430,215	400,447
OPERATING INCOME	74,417	71,075	218,448	202,884
Interest expense, net	20,050	16,879	60,483	53,623
Income before income taxes	54,367	54,196	157,965	149,261
Income taxes	13,501	14,646	34,122	37,181
NET INCOME	$40,866	$39,550	$123,843	$112,080

BASIC EARNINGS PER COMMON SHARE	$1.88	$1.84	$5.71	$5.20
DILUTED EARNINGS PER COMMON SHARE	$1.80	$1.81	$5.55	$5.09

Weighted average shares outstanding – Basic	21,740	21,511	21,706	21,541
Weighted average shares outstanding – Diluted	22,641	21,884	22,297	22,063

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
($ in thousands)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
NET INCOME	$40,866	$39,550	$123,843	$112,080
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	43	(10)	14	(109)
Total other comprehensive income (loss)	43	(10)	14	(109)
COMPREHENSIVE INCOME	$40,909	$39,540	$123,857	$111,971

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
($ in thousands)	September 29, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$52,606	$11,409
Trade and other receivables, net	255,369	163,838
Inventories	545,445	510,133
Prepaid expenses and other	59,539	49,251
Total current assets	912,959	734,631
Property, plant and equipment, net	369,342	353,625
Operating lease right-of-use assets	205,110	177,717
Goodwill	789,417	637,393
Intangible assets, net	838,941	651,153
Other non-current assets	7,184	7,929
TOTAL ASSETS	$3,122,953	$2,562,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$11,250	$7,500
Current operating lease liabilities	53,335	48,761
Accounts payable	189,274	140,524
Accrued liabilities	125,330	111,711
Total current liabilities	379,189	308,496
Long-term debt, less current maturities, net	1,377,727	1,018,356
Long-term operating lease liabilities	156,083	132,444
Deferred tax liabilities, net	68,012	46,724
Other long-term liabilities	12,461	11,091
TOTAL LIABILITIES	1,993,472	1,517,111
SHAREHOLDERS’ EQUITY
Preferred shares, no par value per share, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value per share, 40,000,000 shares authorized, 22,420,560 and 22,160,608 issued and outstanding as of September 29, 2024 and December 31, 2023, respectively	200,530	203,258
Accumulated other comprehensive loss	(985)	(999)
Retained earnings	929,936	843,078
TOTAL SHAREHOLDERS’ EQUITY	1,129,481	1,045,337
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,122,953	$2,562,448

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
($ in thousands)	September 29, 2024	October 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123,843	$112,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,002	107,976
Stock-based compensation expense	14,367	13,675
Other	2,335	4,024
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(67,027)	(68,114)
Inventories	2,803	154,634
Prepaid expenses and other assets	(3,933)	9,098
Accounts payable, accrued liabilities and other	27,800	(39,543)
Net cash provided by operating activities	224,190	293,830
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(50,264)	(47,430)
Proceeds from sale of property, plant and equipment	2,292	946
Business acquisitions, net of cash acquired	(411,566)	(26,009)
Other investing activities	(25,863)	(2,970)
Net cash used in investing activities	(485,401)	(75,463)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt repayments	(3,750)	(5,625)
Borrowings on revolver	1,155,416	482,194
Repayments on revolver	(790,416)	(477,482)
Repayments of convertible notes	—	(172,500)
Stock repurchases under buyback program	—	(12,230)
Cash dividends paid to shareholders	(37,071)	(30,260)
Taxes paid for share-based payment arrangements	(17,116)	(8,762)
Payment of contingent consideration from business acquisitions	(4,595)	(1,430)
Proceeds from exercise of common stock options	21	1,413
Other financing activities	(81)	(82)
Net cash provided by (used in) financing activities	302,408	(224,764)
Net increase (decrease) in cash and cash equivalents	41,197	(6,397)
Cash and cash equivalents at beginning of year	11,409	22,847
Cash and cash equivalents at end of period	$52,606	$16,450

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Third Quarter Ended September 29, 2024
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2024	$198,138	$(1,028)	$901,394	$1,098,504
Net income	—	—	40,866	40,866
Dividends declared	—	—	(12,324)	(12,324)
Other comprehensive income, net of tax	—	43	—	43
Repurchases of shares for tax payments related to the vesting and exercising of share-based grants	(2,233)	—	—	(2,233)
Stock-based compensation expense	4,625	—	—	4,625
Balance at September 29, 2024	$200,530	$(985)	$929,936	$1,129,481

	Third Quarter Ended October 1, 2023
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at July 2, 2023	$196,912	$(794)	$801,304	$997,422
Net income	—	—	39,550	39,550
Dividends declared	—	—	(10,021)	(10,021)
Other comprehensive loss, net of tax	—	(10)	—	(10)
Stock repurchases under buyback program	(54)	—	(406)	(460)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(1,177)	—	—	(1,177)
Issuance of shares upon exercise of common stock options	270	—	—	270
Stock-based compensation expense	5,729	—	—	5,729
Balance at October 1, 2023	$201,680	$(804)	$830,427	$1,031,303

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Continued)

	Nine Months Ended September 29, 2024
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2023	$203,258	$(999)	$843,078	$1,045,337
Net income	—	—	123,843	123,843
Dividends declared	—	—	(36,985)	(36,985)
Other comprehensive loss, net of tax	—	14	—	14
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(17,116)	—	—	(17,116)
Issuance of shares upon exercise of common stock options	21	—	—	21
Stock-based compensation expense	14,367	—	—	14,367
Balance at September 29, 2024	$200,530	$(985)	$929,936	$1,129,481

	Nine Months Ended October 1, 2023
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2022	$197,003	$(695)	$758,861	$955,169
Net income	—	—	112,080	112,080
Dividends declared	—	—	(29,927)	(29,927)
Other comprehensive loss, net of tax	—	(109)	—	(109)
Share repurchases under buyback program	(1,649)	—	(10,587)	(12,236)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(8,762)	—	—	(8,762)
Issuance of shares upon exercise of common stock options	1,413	—	—	1,413
Stock-based compensation expense	13,675	—	—	13,675
Balance at October 1, 2023	$201,680	$(804)	$830,427	$1,031,303

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of September 29, 2024 and December 31, 2023, its results of operations for the third quarter and nine months ended September 29, 2024 and October 1, 2023, respectively, and its cash flows for the nine months ended September 29, 2024 and October 1, 2023.
Patrick's unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The accompanying unaudited condensed consolidated financial statements for Patrick do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to Patrick’s Audited Consolidated Financial Statements and corresponding notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2024 ended on September 29, 2024, and the third quarter of fiscal year 2023 ended on October 1, 2023.
Reclassified Amounts
Certain amounts have been reclassified in prior year financial statements to conform with current year presentation. These reclassifications are immaterial to the overall financial statements.
Summary of Significant Accounting Policies
A summary of significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.
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
NOTE 2. REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of all intercompany sales, is disaggregated by market type and by reportable segment:

	Third Quarter Ended September 29, 2024
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$275,020	$121,476	$396,496
Marine	126,066	9,925	135,991
Powersports	84,487	2,903	87,390
Manufactured Housing	76,634	100,780	177,414
Industrial	113,319	8,834	122,153
Total	$675,526	$243,918	$919,444

	Third Quarter Ended October 1, 2023
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$273,804	$126,300	$400,104
Marine	162,976	8,676	171,652
Powersports	26,015	2,768	28,783
Manufactured Housing	66,671	79,030	145,701
Industrial	111,719	8,114	119,833
Total	$641,185	$224,888	$866,073

	Nine Months Ended September 29, 2024
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$876,170	$391,050	$1,267,220
Marine	417,485	31,499	448,984
Powersports	264,795	9,115	273,910
Manufactured Housing	223,532	284,618	508,150
Industrial	344,799	26,497	371,296
Total	$2,126,781	$742,779	$2,869,560

	Nine Months Ended October 1, 2023
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$780,993	$369,643	$1,150,636
Marine	604,514	31,451	635,965
Powersports	88,240	9,834	98,074
Manufactured Housing	196,179	226,919	423,098
Industrial	351,753	27,332	379,085
Total	$2,021,679	$665,179	$2,686,858
Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.
NOTE 3. INVENTORY
Inventories consisted of the following:

($ in thousands)	September 29, 2024	December 31, 2023
Raw materials	$302,202	$269,786
Work in process	18,647	16,596
Finished goods	106,416	107,675
Less: reserve for inventory obsolescence	(19,016)	(15,990)
Total manufactured goods, net	408,249	378,067
Materials purchased for resale (distribution products)	148,574	140,147
Less: reserve for inventory obsolescence	(11,378)	(8,081)
Total materials purchased for resale (distribution products), net	137,196	132,066
Total inventories	$545,445	$510,133
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended September 29, 2024 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at December 31, 2023	$560,370	$77,023	$637,393
Acquisitions	119,150	33,051	152,201
Adjustments to preliminary purchase price allocations	60	(237)	(177)
Balance at September 29, 2024	$679,580	$109,837	$789,417

Intangible assets, net consisted of the following as of September 29, 2024 and December 31, 2023:

($ in thousands)	September 29, 2024	December 31, 2023
Customer relationships	$932,939	$729,664
Non-compete agreements	29,846	21,561
Patents	87,674	69,401
Trademarks	226,527	197,027
Intangible assets, gross	1,276,986	1,017,653
Less: accumulated amortization	(438,045)	(366,500)
Intangible assets, net	$838,941	$651,153
Changes in the carrying value of intangible assets for the nine months ended September 29, 2024 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at December 31, 2023	$553,703	$97,450	$651,153
Additions	197,999	61,690	259,689
Amortization	(61,428)	(10,117)	(71,545)
Adjustments to preliminary purchase price allocations	—	(356)	(356)
Balance at September 29, 2024	$690,274	$148,667	$838,941
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
The Company completed one acquisition in the third quarter of 2024 and seven acquisitions in the first nine months of 2024 (the "2024 Acquisitions"). For the third quarter and nine months ended September 29, 2024, net sales included in the Company's condensed consolidated statements of income related to the 2024 Acquisitions were $78.6 million and $216.4 million, respectively, and operating income was $12.3 million and $38.9 million, respectively. Acquisition-related costs associated with the 2024 Acquisitions were $5.0 million. Assets acquired and liabilities assumed in the acquisitions were recorded on the Company's condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one year measurement period. The Company completed three acquisitions in the first nine months of 2023. For the third quarter and nine months ended October 1, 2023, net sales included in the Company's condensed consolidated statements of income related to the acquisitions completed in the first nine months of 2023 were $7.3 million and $9.8 million, respectively. For the third quarter and nine months ended October 1, 2023, operating losses of $0.1 million and operating income of $0.1 million, respectively, related to the acquisitions completed in the first nine months of 2023 are included in the Company's condensed consolidated statements of income.
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

Changes in the fair value of contingent consideration for the nine months ended September 29, 2024 are as follows:

($ in thousands)
Balance at December 31, 2023	$8,510
Additions	3,131
Fair value adjustments (1)	(1,900)
Settlements	(4,976)
Balance at September 29, 2024	$4,765
(1)The Company recorded a measurement period adjustment reducing the estimated fair value of contingent consideration in connection with one of the 2023 acquisitions.
The following table shows the balance sheet location of the fair value of contingent consideration and the maximum amount of contingent consideration payments the Company may be subject to as of September 29, 2024 and December 31, 2023:

($ in thousands)	September 29, 2024	December 31, 2023
Accrued liabilities	$1,694	$7,500
Other long-term liabilities	3,071	1,010
Total fair value of contingent consideration	$4,765	$8,510
Maximum amount of contingent consideration	$8,665	$8,510
2024 Acquisitions
The Company completed seven acquisitions in the first nine months ended September 29, 2024, including the following previously announced acquisitions:

Company	Segment	Description
Sportech, LLC ("Sportech")	Manufacturing
Leading designer and manufacturer of high-value, complex component solutions sold to powersports original equipment manufacturers ("OEMs"), adjacent market OEMs and the aftermarket, including integrated door systems, roofs, canopies, bumpers, windshields, fender flares and cowls, based in Elk River, Minnesota, acquired in January 2024.

ICON Direct LLC ("RecPro")	Distribution	Leading e-commerce business and aftermarket platform specializing in creating and marketing component products, systems, and solutions for the RV and marine end markets, based in Bristol, Indiana, acquired in September 2024
Inclusive of five acquisitions not discussed above, total cash consideration for the 2024 Acquisitions was approximately $411.7 million, plus working capital holdbacks and contingent consideration over a three-year period based on future performance in connection with certain acquisitions. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus certain purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates.

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
Inclusive of two acquisitions not discussed above, total cash consideration for the 2023 Acquisitions was approximately $26.3 million, plus contingent consideration over a two-year period based on future performance in connection with certain acquisitions. Purchase price allocations and all valuation activities in connection with the 2023 Acquisitions have been finalized. Changes to preliminary purchase accounting estimates recorded in the nine months ended September 29, 2024 related to the 2023 Acquisitions were immaterial and relate primarily to the valuation of contingent consideration and property, plant, and equipment.
The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition for the 2024 Acquisitions and 2023 Acquisitions:

	2024 Acquisitions			2023 Acquisitions
($ in thousands)	Sportech	All Others	Total	Total
Consideration:
Cash, net of cash acquired	$319,073	$92,586	$411,659	$26,294
Working capital holdback and other, net	—	4,824	4,824	—
Contingent consideration (1)	—	3,130	3,130	1,600
Total consideration	$319,073	$100,540	$419,613	$27,894

Assets Acquired:
Trade receivables	$21,588	$2,246	$23,834	$1,293
Inventories	21,021	17,095	38,116	4,430
Prepaid expenses & other	1,810	4,316	6,126	105
Property, plant & equipment	18,768	4,043	22,811	8,165
Operating lease right-of-use assets	15,096	1,283	16,379	1,044
Identifiable intangible assets
Customer relationships	151,000	25,780	176,780	10,075
Non-compete agreements	2,000	6,445	8,445	270
Patents and developed technology	17,500	600	18,100	—
Trademarks	21,500	9,000	30,500	—
Liabilities Assumed:
Current portion of operating lease obligations	(1,437)	(585)	(2,022)	(262)
Accounts payable & accrued liabilities	(32,145)	(3,867)	(36,012)	(514)
Operating lease obligations	(13,658)	(699)	(14,357)	(781)
Deferred tax liabilities	(21,288)	—	(21,288)	—
Total fair value of net assets acquired	201,755	65,657	267,412	23,825
Goodwill (2)	117,318	34,883	152,201	5,814
Bargain purchase gain (3)	—	—	—	(1,745)
	$319,073	$100,540	$419,613	$27,894
(1)These amounts reflect the acquisition date fair value of contingent consideration based on expected future results relating to certain acquisitions.

(2)Goodwill is tax-deductible for all acquisitions, except Sportech, which is only partially tax-deductible.
(3)In connection with one of the 2023 Acquisitions, the Company recognized a $1.7 million bargain purchase gain. A bargain purchase gain is recognized when the net assets acquired in a business combination have a higher fair value than the consideration paid. This gain is primarily attributable to the fair value assigned to customer relationships in that acquisition and is included in "Selling, general, and administrative" in the consolidated statement of income for the year ended December 31, 2023
We estimate the value of acquired property, plant, and equipment using a combination of the income, cost, and market approaches, such as estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the acquired businesses.
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
Pro Forma Information
The following pro forma information for the third quarter and nine months ended September 29, 2024 and October 1, 2023 assumes the 2024 Acquisitions and 2023 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2024 Acquisitions and 2023 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.
The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes incremental amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.4 million and $4.0 million, respectively, for the third quarter and nine months ended September 29, 2024 and $3.0 million and $12.3 million, respectively, for the third quarter and nine months ended October 1, 2023.

	Third Quarter Ended		Nine Months Ended
($ in thousands, except per share data)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Revenue	$933,100	$955,841	$2,949,044	$2,970,700
Net income	$42,115	$41,374	$128,829	$118,141
Basic earnings per common share	$1.94	$1.92	$5.94	$5.48
Diluted earnings per common share	$1.86	$1.89	$5.78	$5.36
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisitions been consummated as of the periods indicated above.

NOTE 6. STOCK-BASED COMPENSATION
The Company's Board of Directors (the "Board") approved various stock-based grants under the Company’s 2009 Omnibus Incentive Plan in the nine months ended September 29, 2024 totaling 223,011 shares in the aggregate at an average fair value of $100.63 per share at grant date for a total fair value at grant date of $22.4 million.
The Company recorded stock-based compensation expense, net of forfeitures, of approximately $4.7 million and $14.4 million in the third quarter and nine months ended September 29, 2024, respectively, for its stock-based compensation plans in the condensed consolidated statements of income. Stock-based compensation expense, net of forfeitures of $5.8 million and $13.7 million was recorded in the third quarter and nine months ended October 1, 2023, respectively.
NOTE 7. EARNINGS PER COMMON SHARE
Earnings per common share calculated for the third quarter and first nine months of 2024 and 2023 is as follows:

	Third Quarter Ended		Nine Months Ended
($ in thousands, except per share data)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Numerator:
Earnings for basic earnings per common share calculation	$40,866	$39,550	$123,843	$112,080
Effect of interest on potentially dilutive convertible notes, net of tax	—	—	—	162
Earnings for diluted earnings per common share calculation	$40,866	$39,550	$123,843	$112,242
Denominator:
Weighted average common shares outstanding - basic	21,740	21,511	21,706	21,541
Weighted average impact of potentially dilutive convertible notes	554	—	340	221
Weighted average impact of potentially dilutive warrants	117	—	39	—
Weighted average impact of potentially dilutive securities	230	373	212	301
Weighted average common shares outstanding - diluted	22,641	21,884	22,297	22,063
Earnings per common share:
Basic earnings per common share	$1.88	$1.84	$5.71	$5.20
Diluted earnings per common share	$1.80	$1.81	$5.55	$5.09
An immaterial amount of securities were not included in the computation of diluted earnings per common share as they are considered anti-dilutive for the periods presented.

NOTE 8. DEBT
A summary of total debt outstanding at September 29, 2024 and December 31, 2023 is as follows:

($ in thousands)	September 29, 2024	December 31, 2023
Long-term debt:
Term loan due 2027	$125,625	$129,375
Revolver due 2027	365,000	—
7.50% senior notes due 2027	300,000	300,000
1.75% convertible notes due 2028	258,750	258,750
4.75% senior notes due 2029	350,000	350,000
Total debt	1,399,375	1,038,125
Less: convertible notes deferred financing costs, net	(4,169)	(4,917)
Less: term loan deferred financing costs, net	(434)	(548)
Less: senior notes deferred financing costs, net	(5,795)	(6,804)
Less: current maturities of long-term debt	(11,250)	(7,500)
Total long-term debt, less current maturities, net	$1,377,727	$1,018,356
As of September 29, 2024, the Company maintained a senior secured credit facility comprised of a $775 million revolving credit facility (the "Revolver due 2027") and a $150 million term loan (the "Term Loan due 2027" and together with the Revolver due 2027, the "2021 Credit Facility"). During the first nine months of 2024, the Company utilized borrowing capacity under the Revolver due 2027 to fund the acquisitions of Sportech and RecPro as discussed in Note 5 "Acquisitions".
The interest rate for incremental borrowings under the Revolver due 2027 as of September 29, 2024 was the Secured Overnight Financing Rate (“SOFR”) plus 1.75% (or 6.71%) for the SOFR-based option. The fee payable on committed but unused portions of the Revolver due 2027 was 0.225% as of September 29, 2024.
Total cash interest paid for the third quarter of 2024 and 2023 was $4.7 million and $8.1 million, respectively, and $44.9 million and $40.8 million for the comparative nine month periods, respectively.
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities as of September 29, 2024 and December 31, 2023:

	September 29, 2024			December 31, 2023
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
7.50% senior notes due 2027 (1)	$—	$300.5	$—	$—	$303.7	$—
4.75% senior notes due 2029 (1)	$—	$333.5	$—	$—	$320.2	$—
1.75% convertible notes due 2028 (1)	$—	$392.6	$—	$—	$295.2	$—
Term loan due 2027 (2)	$—	$125.6	$—	$—	$129.4	$—
Revolver due 2027 (2)	$—	$365.0	$—	$—	$—	$—
Contingent consideration (3)	$—	$—	$4.8	$—	$—	$8.5
(1)The amounts of these notes listed above are the current fair values for disclosure purposes only, and they are recorded in the Company's condensed consolidated balance sheets as of September 29, 2024 and December 31, 2023 using the interest rate method.
(2)The carrying amounts of our Term loan due 2027 and Revolver due 2027 approximate fair value as of September 29, 2024 and December 31, 2023 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
(3)The estimated fair value of the Company's contingent consideration is discussed further in Note 5 "Acquisitions".

NOTE 10. INCOME TAXES
The effective tax rate in the third quarter of 2024 and 2023 was 24.8% and 27.0%, respectively, and the effective tax rate for the comparable nine month periods was 21.6% and 24.9%, respectively. The first nine months of 2024 and 2023 tax rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $6.7 million and $2.3 million, respectively.

Cash paid for income taxes, net of refunds, was $18.2 million and $37.4 million in the third quarter and first nine months of 2024, respectively, and $16.9 million and $65.9 million in the third quarter and first nine months of 2023, respectively.
NOTE 11. SEGMENT INFORMATION
Financial results for the Company's reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's CODM in allocating resources and in assessing performance. The Company has two reportable segments, Manufacturing and Distribution. The operating results of the operating segments are regularly reviewed by the Company’s CODM, the Chief Executive Officer, to assess the performance of the individual operating segments and to make decisions about resources to be allocated to the operating segments. The Company does not measure profitability at the customer end market (RV, marine, powersports, MH and industrial) level.
The following table presents a reconciliation of segment sales and operating income to consolidated net sales and operating income:

	Third Quarter Ended		Nine Months Ended
($ in thousands)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Segment net sales:
Manufacturing	$685,296	$659,493	$2,139,598	$2,072,599
Distribution	239,135	226,859	747,269	671,764
Eliminations (1)	(4,987)	(20,279)	(17,307)	(57,505)
Consolidated net sales	$919,444	$866,073	$2,869,560	$2,686,858

Operating income for reportable segments:
Manufacturing	$86,429	$80,777	$282,631	$263,146
Distribution	23,400	24,026	77,278	68,172
Unallocated corporate expenses	(10,963)	(14,221)	(69,916)	(69,341)
Amortization	(24,449)	(19,507)	(71,545)	(59,093)
Consolidated operating income	$74,417	$71,075	$218,448	$202,884
(1)Eliminations in the third quarter and nine months ended September 29, 2024 includes only the elimination of inter-segment transactions.
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

The following table presents an allocation of total assets to the reportable segments of the Company and a reconciliation to consolidated total assets:

($ in thousands)	September 29, 2024	December 31, 2023
Manufacturing assets	$2,467,214	$2,071,500
Distribution assets	540,664	426,931
Assets for reportable segments	3,007,878	2,498,431
Corporate assets unallocated to segments	62,469	52,608
Cash and cash equivalents	52,606	11,409
Consolidated total assets	$3,122,953	$2,562,448
NOTE 12. STOCK REPURCHASE PROGRAMS
In December 2022, the Board authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $100 million, which includes $38.2 million remaining under the previous authorization. Approximately $77.6 million remains available for common stock repurchases under the current stock repurchase program as of September 29, 2024. Under the stock repurchase plan, the Company made repurchases of common stock as follows for the respective periods:

	Third Quarter Ended		Nine Months Ended
($ in millions, except average price data)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Shares repurchased	—	6,184	—	185,993
Average price	$—	$74.43	$—	$65.79
Aggregate cost	$—	$0.5	$—	$12.2
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
In the Company's Form 10-K for the year ended December 31, 2023, the Company described the current status of litigation concerning the Lusher Site Remediation Group. In early July 2023, the Court granted the Company’s Rule 54(b) Motion for Final Judgment on previously dismissed claims and granted the Company’s Motion to Dismiss the plaintiff’s remaining claims against the defendants, without prejudice (the Company’s Motion to Dismiss having been joined by the remaining defendants in the litigation.) The only remaining issue pending in the litigation for the Court’s determination is the plaintiff’s motion to bar contribution claims. The Company has also been named as a potentially responsible party for the related Lusher Street Groundwater Contamination Superfund Site (the "Superfund Site") by the U.S. Environmental Protection Agency (the "EPA"). There has been no change in the status of the proceedings as described in the 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024. The Company does not currently believe that the litigation or the Superfund Site matter are likely to have a material adverse impact on its financial condition, results of operations, or cash flows. However, any litigation is inherently uncertain, the EPA has yet to select a final remedy for the Superfund Site, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.

NOTE 14. SUBSEQUENT EVENTS
2024 Credit Facility
On October 24, 2024, the Company entered into the Fifth Amended and Restated Credit Agreement dated October 24, 2024 (the “2024 Credit Agreement”), under which the 2021 Credit Facility was increased to $1.0 billion from $925.0 million and the maturity date was extended to October 24, 2029 from August 20, 2027. The credit facility under the 2024 Credit Agreement (the "2024 Credit Facility") is comprised of an $875.0 million revolving credit facility (the "Revolver due 2029") and a $125.0 million term loan (the "Term Loan due 2029").
Under the terms of the 2024 Credit Agreement, the covenant requiring the Company to have a consolidated fixed charge coverage ratio of not more than 1.5 to 1.0 was replaced with a covenant requiring the Company to have an interest coverage ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the 2024 Credit Agreement) of not less than 3.0 to 1.0 tested on a quarterly basis.

6.375% Senior Notes due 2032
On October 22, 2024, the Company issued $500.0 million in aggregate principal amount of 6.375% senior notes due November 1, 2032 (the “6.375% Senior Notes”) in a transaction pursuant to Rule 144A under the Securities Act. The proceeds from the issuance were utilized to redeem all of the Company's $300.0 million aggregate principal amount of 7.50% Senior Notes due 2027 (the “7.50% Senior Notes”) on November 7, 2024, to repay a portion of the Company’s borrowings under its existing senior secured credit facility and pay fees and expenses in connection with the foregoing. Interest on the 6.375% Senior Notes is payable semi-annually on May 1 and November 1 of each year to holders of record at the close of business on April 15 and October 15 immediately preceding the interest payment date.
7.50% Senior Notes due 2027
On November 7, 2024, the Company redeemed all of its outstanding $300.0 million aggregate principal amount of its 7.50% Senior Notes.
1.75% Convertible Notes due 2028
On September 30, 2024, subsequent to the end of the Company’s fiscal third quarter of 2024, the conversion feature of the 1.75% Convertible Senior Notes due 2028 (the “1.75% Convertible Notes”) was triggered as the last reported price of our common stock was more than or equal to 130% of the conversion price (or $128.66) for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter ended September 30, 2024. Therefore, the 1.75% Convertible Notes are convertible, in whole or in part, at the option of the holders from October 1, 2024 to December 31, 2024. Whether the 1.75% Convertible Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. We had not received any conversion notices from the triggering date of the conversion feature through the issuance date of our unaudited Condensed Consolidated Financial Statements of November 7, 2024. The Company has the intent and ability to utilize available borrowing capacity under the Revolver due 2029 to satisfy any cash conversion obligations that it may have, should holders choose to exercise their conversion rights during the period noted above.

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
OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE
Third Quarter and Nine Months Ended 2024 Financial Overview
Recreational Vehicle ("RV") Industry
The RV industry is our primary market and comprised 43% and 44% of the Company's net sales in the third quarter and nine months ended September 29, 2024, respectively, and 46% and 43% in the third quarter and nine months ended October 1, 2023, respectively. Net sales to the RV industry in the third quarter and nine months ended September 29, 2024 decreased 1% and increased 10%, respectively, compared to the prior year periods.
According to the RV Industry Association ("RVIA"), RV wholesale unit shipments in the third quarter of 2024 totaled approximately 77,800 units, an increase of 6% from approximately 73,300 units in the third quarter of 2023. While we estimate RV industry retail unit sales in the third quarter of 2024 decreased by approximately 8% compared to the third quarter of 2023, we estimate that industry retail unit sales exceeded wholesale unit shipments in the third quarter of 2024 as RV OEMs maintained lower production volumes.
RV wholesale unit shipments for the first nine months of 2024 totaled approximately 256,400 units, an increase of 8% from approximately 238,100 units, compared to the first nine months of 2023. While we estimate RV industry retail unit sales in the first nine months of 2024 decreased by approximately 10% compared to the first nine months of 2023, we estimate that industry retail unit sales exceeded wholesale unit shipments which resulted in improved alignment of dealer inventory levels with current retail demand.
Marine Industry
Net sales to the marine industry comprised 15% and 16% of the Company's net sales in the third quarter and nine months ended September 29, 2024, respectively, and 20% and 24% in the third quarter and nine months ended October 1, 2023, respectively. Net sales to the marine industry in the third quarter and nine months ended September 29, 2024 decreased 21% and 29%, respectively, compared to the prior year periods. The decrease in net sales to the marine industry was in line with the decrease in wholesale powerboats volumes.
Our marine revenue is generally correlated to marine industry wholesale powerboat unit shipments. According to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"), wholesale powerboat unit shipments decreased 23% and 27% in the third quarter and first nine months of 2024, respectively, compared to the prior year periods.
We estimate that marine industry retail powerboat unit sales decreased 8% in both the third quarter and first nine months of 2024, respectively, compared to the prior year periods, primarily due to the current macroeconomic environment faced by the end consumer, such as economic uncertainty and higher interest rates.

Powersports Industry
Through acquisitions completed in recent years, the Company entered the powersports end market. Powersports is a category of motorsports which includes vehicles such as motorcycles, all-terrain vehicles (ATV's), utility vehicles (UTV's), snowmobiles, scooters, golf carts and other personal transportation vehicles, and other related categories. Previously, our sales to the powersports end market were included in the Company’s marine end market sales. Effective with the first quarter of 2024, powersports net sales are being reported separately after the January 2024 acquisition of Sportech, LLC (“Sportech”), as discussed in Note 5 "Acquisitions" of the Notes to Condensed Consolidated Financial Statements.
Net sales to the powersports industry increased 204% in the third quarter ended September 29, 2024 compared to the prior year quarter, representing 10% and 3% of the Company's consolidated net sales in the respective periods. Net sales to the powersports industry increased 179% in the first nine months of 2024 compared to the prior year period, representing 9% and 3% of the Company's consolidated net sales in the respective periods. The increases in net sales for these periods are primarily attributable to the Company's acquisition of Sportech in January 2024.
Manufactured Housing ("MH") Industry
Net sales to the MH industry comprised 19% and 18% of the Company's net sales in the third quarter and nine months ended September 29, 2024, respectively, and 17% and 16% in the third quarter and nine months ended October 1, 2023, respectively. Net sales to the MH industry in the third quarter and the first nine months of September 29, 2024 increased 22% and 20%, respectively, compared to the prior year periods. According to Company estimates based on industry data from the Manufactured Housing Institute, MH industry wholesale unit shipments increased 17% in both the third quarter and first nine months of 2024 compared to the prior year periods, primarily driven by OEMs increasing production from significantly reduced levels in 2023 in anticipation of a recovery in demand.
Industrial Market
The industrial market is comprised primarily of kitchen cabinet, countertop, hospitality, retail and commercial fixtures, and office and household furniture markets and regional distributors. Net sales to the industrial market comprised 13% of the Company's net sales in both the third quarter and nine months ended September 29, 2024, and 14% in both the third quarter and nine months ended October 1, 2023. Net sales to the industrial market in the third quarter and the first nine months of September 29, 2024 increased 2% and decreased 2%, respectively, compared to the prior year periods. Overall, our revenues in these markets are focused on residential and multifamily housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that, in general, approximately 70% to 80% of our industrial business is directly tied to the residential housing market, with the remaining 20% to 30% tied to the non-residential and commercial markets.
According to the U.S. Census Bureau, combined new housing starts decreased 3% in the third quarter of 2024 compared to the prior year quarter, reflecting decreases in multifamily housing starts and single-family housing starts of 11% and 1%, respectively.
For the first nine months of 2024, combined new housing starts decreased 3% compared to the prior year period, reflecting a decrease in multifamily housing starts of 29%, partially offset by an increase in single-family housing starts of 10%. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.

RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 29, 2024 Compared to Third Quarter and Nine Months Ended October 1, 2023
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Third Quarter Ended				Amount Change	% Change
($ in thousands)	September 29, 2024		October 1, 2023
Net sales	$919,444	100.0%	$866,073	100.0%	$53,371	6%
Cost of goods sold	706,930	76.9%	666,954	77.0%	39,976	6%
Gross profit	212,514	23.1%	199,119	23.0%	13,395	7%
Warehouse and delivery expenses	37,865	4.1%	37,664	4.3%	201	1%
Selling, general and administrative expenses	75,783	8.2%	70,873	8.2%	4,910	7%
Amortization of intangible assets	24,449	2.7%	19,507	2.3%	4,942	25%
Operating income	74,417	8.1%	71,075	8.2%	3,342	5%
Interest expense, net	20,050	2.2%	16,879	1.9%	3,171	19%
Income taxes	13,501	1.5%	14,646	1.7%	(1,145)	(8)%
Net income	$40,866	4.4%	$39,550	4.6%	$1,316	3%

	Nine Months Ended				Amount Change	% Change
($ in thousands)	September 29, 2024		October 1, 2023
Net sales	$2,869,560	100.0%	$2,686,858	100.0%	$182,702	7%
Cost of goods sold	2,220,897	77.4%	2,083,527	77.5%	137,370	7%
Gross profit	648,663	22.6%	603,331	22.5%	45,332	8%
Warehouse and delivery expenses	114,053	4.0%	109,540	4.1%	4,513	4%
Selling, general and administrative expenses	244,617	8.5%	231,814	8.6%	12,803	6%
Amortization of intangible assets	71,545	2.5%	59,093	2.2%	12,452	21%
Operating income	218,448	7.6%	202,884	7.6%	15,564	8%
Interest expense, net	60,483	2.1%	53,623	2.0%	6,860	13%
Income taxes	34,122	1.2%	37,181	1.4%	(3,059)	(8)%
Net income	$123,843	4.3%	$112,080	4.2%	$11,763	10%
Net Sales. Net sales in the third quarter of 2024 increased $53.3 million, or 6%, to $919.4 million compared to $866.1 million in the third quarter of 2023. Net sales in the third quarter of 2024 increased due to increased sales to the powersports, MH and industrial markets, partially offset by decreased sales to the marine and RV markets. Sales to the powersports market increased $58.6 million, or 204%, compared to the prior year quarter, primarily attributable to the Company’s acquisition of Sportech in the first quarter of 2024. Sales to the MH market increased $31.7 million, or 22%, compared to the prior year quarter, primarily due to an increase in estimated wholesale MH industry unit shipments of approximately 17%. Sales to the industrial market increased $2.3 million, or 2%, when compared to the prior year quarter, which is in line with housing start trends in the prior two quarters given the timing at which our products are installed in relation to housing starts. Sales to the marine market decreased $35.7 million, or 21%, primarily attributable to a decrease in estimated wholesale units of 23% compared to the prior year quarter. The Company's sales to the RV market decreased $3.6 million, or 1%, to $396.5 million in the third quarter of 2024 from $400.1 million in the third quarter of 2023, resulting from decreased production by our RV OEM customers.
Net sales in the first nine months of 2024 increased $182.7 million, or 7%, to $2.87 billion from $2.69 billion in the first nine months of 2023. Net sales in the first nine months of 2024 increased due to increased sales to the powersports, RV and MH markets, partially offset by decreased sales to the marine and industrial markets. Sales to the powersports market increased $175.8 million, or 179%, in the first nine months of 2024 compared to the first nine months of 2023, primarily attributable to the Company’s acquisition of Sportech in the first quarter of 2024. Sales to the RV market increased $116.6 million, or 10%, compared to the first nine months of 2023, due to industry volume growth. Sales to the MH market increased $85.1 million, or 20%, compared to the first nine months of 2023, primarily due to an increase in estimated wholesale MH industry unit shipments of approximately 17%. Sales to the marine market decreased $187.0 million, or 29%, compared to the first nine months of 2023, primarily attributable to a decrease in estimated wholesale units of 27% compared to the first nine months of 2023. Sales to the industrial market decreased $7.8 million, or 2%, compared to the first nine months of 2023.
Revenue attributable to acquisitions completed in the first nine months of 2024 was $78.6 million and $216.4 million in the third quarter and the first nine months of 2024, respectively. Revenue attributable to acquisitions completed in the first nine months of 2023 was $7.3 million and $9.8 million in the third quarter and the first nine months of 2023, respectively.
Cost of Goods Sold. Cost of goods sold increased $39.9 million, or 6%, to $706.9 million in the third quarter of 2024 compared to $667.0 million in the third quarter of 2023. As a percentage of net sales, cost of goods sold decreased 10 basis points in the third quarter of 2024 to 76.9% compared to 77.0% in the third quarter of 2023.
Cost of goods sold as a percentage of net sales decreased in the third quarter of 2024 primarily as a result of acquisitions completed in 2023 and 2024 which had a positive impact on material costs, partially offset by increased manufacturing overhead and labor costs, resulting from different cost profiles of acquired businesses. The decrease in cost of goods sold as a percentage of net sales in the third quarter of 2024 primarily reflected a 100 basis point decrease in materials as a percentage of net sales, partially offset by increases of 70 and 20 basis points in overhead and labor, respectively.
Cost of goods sold increased $137.4 million, or 7%, to $2.22 billion in the first nine months of 2024 from $2.08 billion in the first nine months of 2023. As a percentage of net sales, cost of goods sold decreased 10 basis points in the first nine months of 2024 to 77.4% compared to 77.5% in the first nine months of 2023.
Cost of goods sold as a percentage of net sales decreased in the first nine months of 2024 primarily as a result of continued cost reduction and automation initiatives we deployed throughout 2023 and into 2024 that had a positive impact on material and labor costs, partially offset by increased manufacturing overhead costs, resulting from different cost profiles of acquired businesses. The decrease in cost of goods sold as a percentage of net sales in the first nine months of 2024 primarily reflected decreases in materials and labor costs of 40 and 20 basis points, respectively, partially offset by increased overhead cost of 50 basis points. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in production.
Gross Profit. Gross profit increased $13.4 million, or 7%, to $212.5 million in the third quarter of 2024 compared to $199.1 million in the prior year period. As a percentage of net sales, gross profit increased 10 basis points to 23.1% in the first nine months of 2024 compared to 23.0% in the prior year period.
Gross profit increased $45.4 million, or 8%, to $648.7 million in the first nine months of 2024 compared to $603.3 million in the prior year period. As a percentage of net sales, gross profit increased 10 basis points to 22.6% in the first nine months of 2024 compared to 22.5% in the prior year period. The increase in gross profit as a percentage of net sales in the third quarter and first nine months of 2024 compared to the same periods in 2023 reflects the impact of the factors discussed above under "Cost of Goods Sold".
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.2 million, or 1%, to $37.9 million in the third quarter of 2024 compared to $37.7 million in the third quarter of 2023. As a percentage of net sales, warehouse and delivery expenses decreased 20 basis points to 4.1% in third quarter of 2024 compared to 4.3% the third quarter of 2023.

Warehouse and delivery expenses increased $4.6 million, or 4%, to $114.1 million in the first nine months of 2024 compared to $109.5 million in the first nine months of 2023. As a percentage of net sales, warehouse and delivery expenses decreased 10 basis points to 4.0% in the first nine months of 2024 compared to 4.1% in the first nine months of 2023.
The increase in warehouse and delivery expenses in the third quarter and first nine months of 2024 compared to the same periods in 2023 is primarily attributable to the increase in sales, and the decrease as a percentage of net sales is primarily attributable to the fixed nature of certain expenses.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $4.9 million, or 7%, to $75.8 million in the third quarter of 2024 compared to $70.9 million in the prior year quarter. The increase in SG&A expenses in the third quarter of 2024 compared to the prior year quarter is primarily related to increased professional fees and insurance expenses, partially offset by decreased wages and incentive compensation. In the third quarter of 2024, SG&A expenses as a percentage of net sales of 8.2%, remained flat compared to the third quarter of 2023.
SG&A expenses increased $12.8 million, or 6%, to $244.6 million in the first nine months of 2024 compared to $231.8 million in the prior year period. The increase in SG&A expenses in the first nine months of 2024 compared to 2023 is primarily attributable to $5.0 million of transaction costs associated with the acquisition of Sportech, increased technology expenses, wages and incentive compensation, partially offset by decreased insurance expenses.
As a percentage of net sales, SG&A expenses decreased 10 basis points to 8.5% in the first nine months of 2024 compared to 8.6% in the first nine months of 2023. The decrease in SG&A expenses as a percentage of net sales in the first nine months of 2024 compared to the prior year period is primarily attributable to increased net sales and the fixed-cost nature of certain SG&A expenses.
Amortization of Intangible Assets. Amortization of intangible assets increased $4.9 million, or 25%, to $24.4 million in the third quarter of 2024 compared to $19.5 million in the prior year quarter. Amortization of intangible assets increased $12.4 million, or 21%, to $71.5 million in the first nine months of 2024 compared to $59.1 million in the prior year period. The increases in the third quarter and first nine months of 2024 compared to the comparable prior year periods primarily reflect the impact of the Sportech acquisition as well as other acquisitions completed in 2024 and 2023.
Operating Income. Operating income increased $3.3 million, or 5%, to $74.4 million in the third quarter of 2024 compared to $71.1 million in the third quarter of 2023. As a percentage of net sales, operating income decreased 10 basis points to 8.1% in the third quarter of 2024 compared to 8.2% in the same period in 2023. The increase in operating income is primarily attributable to increased net sales and the items discussed above. The decrease to operating income as a percentage of net sales is primarily attributable to the items discussed above.
For the first nine months of 2024, operating income increased $15.5 million, or 8%, to $218.4 million from $202.9 million in the first nine months of 2023. Operating income as a percentage of net sales was 7.6% in both the first nine months of 2024 and the first nine months of 2023. The increase in operating income is primarily attributable to increased net sales and the items discussed above.
Interest Expense, Net. Interest expense increased $3.2 million, or 19%, to $20.1 million in the third quarter of 2024 compared to $16.9 million in the prior year quarter. Interest expense increased $6.9 million, or 13%, to $60.5 million in the first nine months of 2024 from $53.6 million in the prior year period. These increases primarily reflect higher debt levels and higher interest rates on our term loan and revolver balances.
Income Taxes. Income tax expense decreased $1.1 million in the third quarter of 2024 to $13.5 million compared to $14.6 million in the prior year quarter. Income tax expense decreased $3.1 million in the first nine months of 2024 to $34.1 million compared to $37.2 million in the prior year period.

The effective tax rates were 24.8% and 21.6% in the third quarter and first nine months of 2024, respectively, and 27.0% and 24.9% in the third quarter and first nine months of 2023, respectively. The decrease in income tax expense in the third quarter and first nine months of 2024 compared to the same periods in 2023 is primarily related to increased excess tax benefits on share-based compensation.
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
Third Quarter and Nine Months Ended September 29, 2024 Compared to 2023
General

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

	Third Quarter Ended		Amount Change	% Change
($ in thousands)	September 29, 2024	October 1, 2023
Sales
Manufacturing	$685,296	$659,493	$25,803	4%
Distribution	$239,135	$226,859	$12,276	5%
Gross Profit
Manufacturing	$153,793	$144,194	$9,599	7%
Distribution	$53,230	$50,187	$3,043	6%
Operating Income
Manufacturing	$86,429	$80,777	$5,652	7%
Distribution	$23,400	$24,026	$(626)	(3)%

	Nine Months Ended		Amount Change	% Change
($ in thousands)	September 29, 2024	October 1, 2023
Sales
Manufacturing	$2,139,598	$2,072,599	$66,999	3%
Distribution	$747,269	$671,764	$75,505	11%
Gross Profit
Manufacturing	$488,711	$460,849	$27,862	6%
Distribution	$161,419	$146,787	$14,632	10%
Operating Income
Manufacturing	$282,631	$263,146	$19,485	7%
Distribution	$77,278	$68,172	$9,106	13%

Manufacturing
Sales. Manufacturing segment sales increased $25.8 million, or 4%, to $685.3 million in the third quarter of 2024 compared to $659.5 million in the prior year quarter. For the first nine months of 2024, sales increased $67.0 million, or 3%, to $2.14 billion compared to $2.07 billion in the prior year period. The manufacturing segment accounted for approximately 74% of the Company’s sales for both the third quarter of 2024 and 2023, and 74% of the Company's sales for both the first nine months of 2024 and 2023.
Manufacturing segment sales in the third quarter of 2024 compared to the prior year quarter increased due to increased sales to the powersports, MH and industrial markets, partially offset by decreased sales to the marine market. Sales to the powersports market increased 225% compared to the prior year quarter, primarily attributable to the Company’s acquisition of Sportech in the first quarter of 2024. Sales to the MH market increased 15% compared to the prior year quarter, primarily due to an increase in estimated wholesale MH industry unit shipments of approximately 17%. Sales to the industrial market increased 1% when compared to the prior year quarter, which is in line with housing start trends in the prior two quarters given the timing at which our products are installed in relation to housing starts. Sales to the marine market decreased 23%, primarily attributable to a decrease in estimated wholesale units of 23% compared to the prior year quarter.
Manufacturing segment sales in the first nine months of 2024 compared to the same prior year period increased due to increased sales to the powersports, RV and MH markets, partially offset by decreased sales to the marine and industrial markets. Sales to the powersports market increased 200% in the first nine months of 2024, compared to the first nine months of 2023, primarily attributable to the Company’s acquisition of Sportech in the first quarter of 2024. Sales to the RV market increased 12% compared to the first nine months of 2023, due to industry volume growth. Sales to the MH market increased 14% compared to the first nine months of 2023, primarily due to an increase in estimated wholesale MH industry unit shipments of approximately 17%. Sales to the marine market decreased 31% compared to the first nine months of 2023, primarily attributable to a decrease in estimated wholesale unit shipments of 27% compared to the first nine months of 2023. Sales to the industrial market decreased 2% compared to the first nine months of 2023.
Manufacturing segment sales attributable to acquisitions completed in the first nine months of 2024 were $73.9 million and $211.7 million in the third quarter and the first nine months of 2024, respectively.
Gross Profit. Manufacturing segment gross profit increased $9.6 million, or 7%, to $153.8 million in the third quarter of 2024 compared to $144.2 million in the third quarter of 2023. As a percentage of sales, gross profit increased 50 basis points to 22.4% in the third quarter of 2024 compared to 21.9% in the prior year quarter. The increase in gross profit as a percentage of sales in the third quarter of 2024 compared to the same quarter in 2023 is attributable to decreased manufacturing overhead costs, partially offset by increased material and labor costs.
Manufacturing segment gross profit increased $27.9 million, or 6%, to $488.7 million in the first nine months of 2024 compared to $460.8 million in the first nine months of 2023. As a percentage of sales, gross profit increased 60 basis points to 22.8% in the first nine months of 2024 compared to 22.2% in the prior year period. The increase in gross profit as a percentage of sales in the first nine months of 2024 compared to the same period in 2023 is attributable to decreased material and labor costs as a percentage of sales, partially offset by increased manufacturing overhead costs as a percentage of sales.
Operating Income. Operating income increased $5.6 million to $86.4 million in the third quarter of 2024 compared to $80.8 million in the prior year quarter. For the first nine months of 2024, operating income increased $19.5 million, or 7%, to $282.6 million compared to $263.1 million in the first nine months of 2023. The overall increase in operating income in the third quarter and first nine months of 2024 primarily reflects the items discussed above.
Distribution
Sales. Sales increased $12.2 million, or 5%, to $239.1 million in the third quarter of 2024 compared to $226.9 million in the prior year quarter. For the first nine months of 2024, sales increased $75.5 million, or 11%, to $747.3 million compared to $671.8 million in the prior year period. This segment accounted for approximately 26% of the Company’s sales for the third quarter of 2024 and 2023, and 26% and 24% of the Company's sales for the first nine months of 2024 and 2023, respectively.
Distribution segment sales in the third quarter of 2024 compared to the third quarter of 2023 increased due to increased sales to the MH, marine, industrial and powersports markets, partially offset by decreased sales to the RV market. Sales to the MH market increased 28% compared to the prior year quarter, primarily due to an increase in estimated wholesale MH industry unit shipments of approximately 17%. Sales to the marine market increased 14% compared to the prior year quarter, primarily attributable to product mix shifts by certain customers. Sales to the industrial market increased 9% when compared to the prior year quarter, primarily reflecting market share gains and an increase in housing starts in the prior two quarters given the timing at which our products are installed in relation to housing starts. Sales to the powersports market increased 5%, compared to the prior year quarter, primarily attributable to the Company’s acquisition of Sportech in the first quarter of 2024. Sales to the RV market decreased 4% when compared to the prior year quarter primarily due to decreased production by our RV OEM customers.
Distribution segment sales in the first nine months of 2024 compared to the first nine months of 2023 increased due to increased sales to the MH and RV markets, partially offset by decreased sales to the industrial and powersports markets. Sales to the MH market increased 25% compared to the first nine months of 2023, primarily due to an increase in estimated wholesale MH industry unit shipments of approximately 17%. Sales to the RV market increased 6% compared to the first nine months of 2023, due to industry wholesale volume growth. Sales to the industrial market decreased 3% compared to the first nine months of 2023, primarily reflect product mix shifts by certain customers. Sales to the powersports market decreased 7% in the first nine months of 2024 compared to the first nine months of 2023, primarily attributable to product mix shifts by certain customers.
Distribution segment sales attributable to acquisitions completed in the first nine months of 2024 were approximately $4.7 million in both the third quarter and first nine months of 2024.
Gross Profit. Distribution segment gross profit increased $3.0 million, or 6%, to $53.2 million in the third quarter of 2024 compared to $50.2 million in the third quarter of 2023. As a percentage of sales, gross profit increased 20 basis points to 22.3% in the third quarter of 2024 compared to 22.1% in the prior year quarter. The increase in gross profit as a percentage of sales in the third quarter of 2024 compared to the same quarter in 2023 is attributable to decreased material costs as a percentage of sales, partially offset by increased labor costs as a percentage of sales.
Distribution segment gross profit increased $14.6 million, or 10%, to $161.4 million in the first nine months of 2024 compared to $146.8 million in the first nine months of 2023. As a percentage of sales, gross profit decreased 30 basis points to 21.6% in the first nine months of 2024 compared to 21.9% in the prior year period primarily due to different cost profiles of acquired businesses.
Operating Income. Operating income decreased $0.6 million, or 3%, to $23.4 million in the third quarter of 2024 compared to $24.0 million in the prior year quarter. For the first nine months of 2024, operating income increased $9.1 million, or 13%, to $77.3 million compared to $68.2 million in the first nine months of 2023. The changes in operating income in the third quarter and first nine months of 2024 reflect the impact of the items discussed above.
LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of liquidity are cash flows from operation, available cash reserves and borrowing capacity available under the revolving credit and term loan facility (the “2021 Credit Facility”), as discussed in Note 8 "Debt" of the Notes to Condensed Consolidated Financial Statements. Our liquidity as of September 29, 2024 consisted of cash and cash equivalents of $52.6 million and $405.0 million of availability under the 2021 Credit Facility, net of $5 million of outstanding letters of credit.
Subsequent to the end of the third quarter of 2024, we expanded our access to capital and reduced our cost of debt by issuing $500.0 million in aggregate principal amount of 6.375% senior notes due 2032 (the “6.375% Senior Notes”). The proceeds from the issuance were utilized to redeem all $300.0 million aggregate principal amount of the Company’s 7.50% Senior Notes due 2027 (the “7.50% Senior Notes”), to repay a portion of the Company’s borrowings under its existing senior secured credit facility and pay related fees and expenses, as discussed in Note 14 "Subsequent Events" to our Condensed Consolidated Financial Statements.

As of September 29, 2024, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under the 2021 Credit Facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on the Company's current cash flow budgets and forecast of short-term and long-term liquidity needs.
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
In the first nine months of 2024, the Company utilized available borrowing capacity under the Revolver due 2027 and cash on hand to fund the acquisitions of Sportech and ICON Direct LLC ("RecPro"), as discussed in Note 5 "Acquisitions" of the Notes to Condensed Consolidated Financial Statements.
As of and for the reporting period ended September 29, 2024, the Company was in compliance with its financial covenants as required under the terms of the credit agreement that established the 2021 Credit Facility (the “2021 Credit Agreement”). The required maximum consolidated secured net leverage ratio and the required minimum consolidated fixed charge coverage ratio, as such ratios are defined in the 2021 Credit Agreement, compared to the actual amounts as of September 29, 2024 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.85
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.55
In addition, as of September 29, 2024, the Company's consolidated total net leverage ratio (12-month period) was 2.65, which is used to determine the applicable borrowing margin under the 2021 Credit Agreement.
Cash Flows
Operating Activities: Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities was $224.2 million in the first nine months of 2024 compared to $293.8 million in the first nine months of 2023. The decrease in operating cash flows is primarily attributable to a $40.4 million use of cash for working capital, net of business acquisitions, compared to a $56.1 million source of cash in the prior year period, partially offset by a $11.7 million increase in net income and a $16.0 million increase in depreciation and amortization compared to the first nine months of 2023.
Investing Activities: Net cash used in investing activities increased $409.9 million to $485.4 million in the first nine months of 2024 compared to $75.5 million in the first nine months of 2023 due to an increase in cash used in business acquisitions, which were $411.6 million in the nine months of 2024, primarily due to the acquisitions of Sportech and RecPro, compared to $26.0 million in the first nine months of 2023.
Financing Activities: Net cash provided by financing activities was $302.4 million in the first nine months of 2024 compared to $224.8 million use of cash in the first nine months of 2023 primarily due to an increase in cash provided from net borrowings of $365.0 million under the Revolver due 2027 to fund the acquisitions of Sportech and RecPro.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1, “Basis of Presentation and Significant Accounting Policies” to the accompanying Condensed Consolidated Financial Statements in Item 1.
CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies which are summarized in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations under Credit Agreement
As of September 29, 2024, our total debt obligations under our 2021 Credit Agreement accrue interest under SOFR-based interest rates. A 100-basis point increase in the underlying SOFR would result in additional annual interest cost of approximately $4.9 million, assuming average borrowings, including our revolving credit facility and term loan under our senior credit facility, subject to variable rates of $490.6 million, which was the amount of such borrowings outstanding at September 29, 2024 subject to variable rates, excluding deferred financing costs related to the term loan.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter ended September 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities. None.
(b) Use of Proceeds. None.
(c) Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock in the three months ended September 29, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 28, 2024	—	$—	—	$77,569,000
July 29 - September 1, 2024	3,504	$128.90	—	$77,569,000
September 2 - September 29, 2024	26,297	$146.96	—	$77,569,000
	29,801		—
(1)Amount of 29,801 shares of common stock were purchased by the Company in the period for the purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards and the exercise of stock options held by the employees.
(2)See Note 12 "Stock Repurchase Programs" of the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program.
ITEM 5. OTHER INFORMATION
During the three months ended September 29, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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

Date: November 7, 2024	By:	/s/ Andrew C. Roeder
Andrew C. Roeder
Executive Vice President - Finance, Chief Financial Officer, and Treasurer

Date: November 7, 2024	By:	/s/ Matthew S. Filer
Matthew S. Filer
Senior Vice President - Finance and Chief Accounting Officer