Form 10-K
period 2024-12-31
PATRICK INDUSTRIES INC
filed 2025-02-20
CIK 76605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
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
Large accelerated filer ☒  Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $2.3 billion. As of February 14, 2025, there were 33,644,702 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 2025 are incorporated by reference into Part III of this Form 10-K.

PATRICK INDUSTRIES, INC.
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2024
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
•the imposition of restrictions and taxes and/or tariffs on imports of raw materials and components used in our products;
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
You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in the reports and documents that the Company files with the SEC, including this Annual Report on Form 10-K for the year ended December 31, 2024.
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
Company Overview
Patrick is a leading component solutions provider for the recreational vehicle ("RV"), marine, powersports, manufactured housing ("MH") and various industrial markets – including single and multi-family housing, hospitality, institutional and commercial markets.

The Company operates through a nationwide network that includes, as of December 31, 2024, approximately 179 manufacturing plants and 47 warehouse and distribution facilities located in 25 states, with a small presence in Mexico, China and Canada. The Company operates within two reportable segments, Manufacturing and Distribution, through a nationwide network of manufacturing and distribution centers for its products, thereby reducing in-transit delivery time and cost to the regional manufacturing footprint of its customers. The Manufacturing and Distribution segments accounted for 74% and 26%, respectively, of the Company’s consolidated net sales for the year ended December, 31, 2024. Financial information about these operating segments is included in Note 17 "Segment Information" of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K (the "Form 10-K") and incorporated herein by reference.

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

Over the last three years, we have executed on a number of new product initiatives and completed acquisitions for approximately $696 million in total consideration that directly complement our core competencies and existing products, expand our presence in our primary end markets, and position us to opportunistically enter into adjacent end markets or product categories.

Patrick believes that returning capital to shareholders is an important part of its capital allocation strategy, and during 2024 we returned $55 million to shareholders through our regular quarterly dividend and opportunistic share repurchases.

The Company was incorporated in 1959 in Indiana. The Company's principal executive and administrative offices are located at 107 West Franklin Street, Elkhart, Indiana 46516 and the telephone number is (574) 294-7511; Internet website address: www.patrickind.com. Information on our website is not incorporated in this Annual Report on Form 10-K.

Major Product Lines

Patrick manufactures and distributes a variety of products within its reportable segments including:

Manufacturing	Distribution
Laminated products for furniture, shelving, walls and countertops	Pre-finished wall and ceiling panels
Decorative vinyl, wrapped vinyl, paper laminated panels and vinyl printing	Drywall and drywall finishing products
Solid surface, granite and quartz countertops	Interior and exterior lighting products
Fabricated aluminum products	Wiring, electrical and plumbing products
Wrapped vinyl, paper and hardwood profile mouldings	Transportation and logistics services
Electrical systems components including instrument and dash panels	Electronics and audio systems components
Slide-out trim and fascia	Cement siding
Cabinet products, doors, components and custom cabinetry	Raw and processed lumber
Hardwood furniture	Fiber reinforced polyester (“FRP”) products
Fiberglass bath fixtures and tile systems	Interior passage doors
Specialty bath and closet building products	Roofing products
Boat towers, tops, trailers, and frames	Laminate and ceramic flooring
Softwoods lumber	Shower doors
Interior passage doors	Fireplaces and surrounds
Wiring and wire harnesses	Appliances
CNC molds and composite parts	Tile
Aluminum and plastic fuel tanks	Marine hardware and accessories
Slotwall panels and components	RV awnings, windows, fiberglass siding and roofing
RV painting	Marine windshields
Thermoformed shower surrounds	Other miscellaneous products
Fiberglass and plastic components including front and rear caps and marine helms
Polymer-based and other flooring
Air handling products
Marine hardware and accessories
Treated, untreated and laminated plywood
RV and marine furniture
Adhesives and sealants
Audio systems and accessories, including amplifiers, tower speakers, soundbars, and subwoofers
Marine non-slip foam flooring, padding, and accessories
Protective covers for boats, RVs, aircraft, and military and industrial equipment
Windshield and wiper systems
Roofs/canopies
Integrated door systems
Fender flares and rear panels
Other miscellaneous products

Primary Markets
Patrick manufactures and distributes its products for five primary end markets. Our operating facilities generally are strategically located in proximity to the customers they serve. Previously, our sales to the powersports end market were included in the Company’s marine end market sales. Effective with the first quarter of 2024, powersports net sales are being reported separately after the January 2024 acquisition of Sportech, LLC (“Sportech”), as disclosed in Note 2 "Revenue Recognition" of the Notes to Consolidated Financial Statements. The Company’s net sales by end market are as follows:

	2024	2023
RV	44%	43%
Marine	15%	23%
Powersports	10%	4%
MH	18%	16%
Industrial	13%	14%
Total	100%	100%
Recreational Vehicles
The Company’s RV products are sold primarily to major manufacturers of RVs, smaller original equipment manufacturers ("OEMs"), and to a lesser extent, manufacturers in adjacent industries. The principal types of recreational vehicles include (1) towables: conventional travel trailers, fifth wheels, folding camping trailers, and truck campers; and (2) motorized: class A (large motor homes), class B (van campers), and class C (small-to-mid size motor homes). The RV market is primarily dominated by Thor Industries, Inc. (“Thor”), Forest River, Inc. (“Forest River”) and Winnebago Industries, Inc. ("Winnebago") which combined held approximately 86% of retail market share for towables and 83% for motorized units for 2024 as reported per Statistical Surveys, Inc. ("SSI").
We believe there has been substantial growth over the past several years in the consumer’s affinity for the Outdoor Enthusiast lifestyle. As more people see the benefits of enjoying the outdoors with families and friends, there should be a positive impact on long-term demand in the RV market. We also are optimistic about the near-term outlook for the RV market, which we believe bottomed in 2023 after a period of sharp declines in OEM production. Following a dealer inventory restocking in the first half of 2024, OEMs reduced production slightly in the second half of 2024 as retail demand decreased, with dealers managing inventory levels and the OEMs demonstrating operating discipline to maintain a balanced inventory channel for the long-term health and stability of the industry. Our analysis suggests that dealer inventory levels are currently well below historical norms and will need to be replenished when retail demand recovers. Our strategy in the RV space continues to be centered around our goal of providing best-in-class customer service and a growing portfolio of products to OEMs through our full solutions model, therefore helping our customers innovate and build quality units across the spectrum of feature and price.
We estimate that our mix of RV revenues related to towable units and motorized units is consistent with the overall RV industry production mix. In 2024, according to the Recreation Vehicle Industry Association ("RVIA"), towable and motorized unit shipments represented approximately 90% and 10%, respectively, of total RV industry wholesale shipments with wholesale unit shipments increasing 12% in the towable sector and decreasing 24% in the motorized sector in 2024 compared to the prior year.
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
Demographic and ownership trends continue to point to favorable market growth for the long term in the RV market, as we believe that the shift toward outdoor, nature-based tourism activities has continued, despite the loss of many first time campers who had contributed to a significant increase in camping participation during the COVID-19 pandemic. Based on data from the 2024 Kampgrounds of America, Inc. ("KOA") North American Camping and Outdoor Hospitality Report, utilizing surveys of North American leisure travelers, camping remains popular, with annual camping households of 54 million in 2023 which, while a decrease from 58 million in 2022, is well above pre-pandemic levels of 39 million in 2018 and 42 million in 2019. Younger campers (Millennials and GenZers) still represent an important camper demographic group despite a decrease in participation rates since the peak of the pandemic, with 48% of annual campers and 49% of new campers from these groups. Additionally, according to the 2024 KOA report, 25% of 2023 camper households reported household income of over $100,000. While this percentage was down from 28% in 2022, these higher-income households still represented a significantly greater proportion of campers than before the COVID-19 pandemic. Following a similar pattern as overall camping participation, 13.2 million households reported taking at least one RV trip in 2023, which was lower than in 2022 but well above pre-pandemic levels of 9.4 million in 2018 and 11.3 million in 2019.

Detailed narrative information about the Company’s sales to the RV industry is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the "MD&A") of this Form 10-K.

Marine
We believe that the marine market reflects the active, outdoor enthusiast-based, family-oriented lifestyle, similar to our RV and powersports end markets, and the Company has increased its focus and expanded its presence in this market through recent acquisitions. Consumer demand in the marine market is generally driven by the popularity of the recreational and leisure lifestyle and by economic conditions. The powerboat sector, which is our primary marine market, has experienced a down cycle since mid-2023, resulting in continued softness particularly in our higher-engineered ski/wake and pontoon categories, where we maintain a significant market presence. After a slight decrease in 2023, OEM production declined further in 2024 as concerns relating to elevated interest rates, inflation and overall economic uncertainties dampened retail demand and led marine dealers to reduce inventory levels. The Company's marine revenue mix is slightly more concentrated toward higher dollar units, particularly the pontoon and ski and wake segments, which have seen more pronounced softness in market demand beginning in the second half of 2023 and throughout 2024 compared to the broader marine market. We expect to continue to feel the effects of our revenue mix through the first half of 2025. Despite short-term challenges, we remain optimistic about the long-term outlook including within the high value, premium segment of the marine industry that we serve.

According to the National Marine Manufacturers Association (“NMMA”), per its 2023 U.S. Recreational Boating Statistical Abstract (the "Abstract"), total U.S. retail expenditures on boats, engines, accessories, and related costs fell 2.6% to $57.7 billion in 2023 compared to 2022. Based on data from the Abstract, we estimate that the average age of pre-owned powerboats sold during 2023 was approximately 23 years compared to an average useful life of 30 years.

The Company’s sales to the marine industry are primarily focused on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum fishing, pontoon and ski & wake. Based on current available data per SSI through December 2024, within the powerboat sector for 2024, fiberglass units accounted for approximately 34% of retail unit sales, aluminum 29%, pontoon 32% and ski & wake 5%. In addition, per SSI, marine powerboat retail unit shipments decreased approximately 8% in 2024 compared to 2023, while marine wholesale unit shipments, according to Company estimates based on NMMA data, decreased approximately 25% in 2024 compared to 2023.
Detailed narrative information about the Company’s sales to the marine industry is included in the MD&A of this Form 10-K.
Powersports
Through acquisitions completed in recent years, the Company entered the powersports end market. Powersports is a category of motorsports which includes vehicles such as motorcycles, all-terrain vehicles ("ATVs"), side-by-sides, snowmobiles, scooters, golf carts and other personal transportation vehicles, and other related categories. Previously, our sales to the powersports end market were included in the Company’s marine end market sales. Effective with the first quarter of 2024, powersports net sales are being reported separately after the January 2024 acquisition of Sportech, as disclosed in Note 2 "Revenue Recognition" of the Notes to Consolidated Financial Statements.
Our powersports business is primarily focused on the utility and premium segments of the side-by-side market, which have been outperforming the more discretionary recreational segment. We also participate in the motorcycle and golf cart segments of the market. OEMs and dealers are actively managing field inventory levels to align with retail demand and in an effort to update units held in dealer inventories. We believe that our portfolio of brands and products is well-positioned to benefit from future market growth. As OEMs and dealers continue to manage their businesses to better align with current retail demand, we are focused on supporting OEMs by developing new products and solutions that deliver value to consumers.

Detailed narrative information about the Company’s sales to the powersports industry is included in the MD&A of this Form 10-K.

Manufactured Housing
The Company’s products for this market are sold primarily to major manufacturers of manufactured homes, other OEMs, and to a lesser extent, manufacturers in adjacent industries. In the aggregate, the top three manufacturers, Clayton Homes, Inc., Skyline Champion Corporation and Cavco Industries, Inc., combined to produce approximately 84% of MH market retail unit shipments in 2024 per SSI.
Wholesale unit shipments have increased in the MH industry to approximately 103,300 units in 2024 compared to approximately 89,200 units in 2023. The Company believes there is growth potential for this market in the long term driven by pent-up demand, multi-family housing capacity, demand for lower-cost rental options, increased affordability and quality, demographic trends such as increased first-time home buyers and urban-to-suburban relocations trends, new home pricing, and investments from developers and real estate investment trusts. We continue to expand our product offerings to meet the evolving needs of our OEM customers, including energy efficient water heaters, furnaces, heating, ventilation, and air conditioning ("HVAC") duct systems and other products for OEMs seeking to exceed government sustainability guidelines on manufactured homes.
Factors that may favorably impact demand further in this industry include jobs growth, consumer confidence, favorable changes in financing regulations, a narrowing in the difference between interest rates on MH loans and mortgages on traditional residential "stick-built" housing, and any improvement in conditions in the asset-backed securities markets for manufactured housing loans.

We believe that MH units offer a cost-effective housing solution in a time when high home prices coupled with elevated mortgage interest rates have negatively impacted housing affordability.
Detailed narrative information about the Company’s sales to the MH industry is included in the MD&A of this Form 10-K.
Industrial Markets
We estimate that approximately 75% to 85% of our industrial net sales in 2024 were associated with the U.S. residential housing market. We believe that there is a direct correlation between the demand for our products and new residential housing construction and existing home remodeling activities. Patrick's sales to the industrial market generally lag new housing starts by four to six months as our industrial products are generally among the last components installed into new unit construction and will vary based on differences in regional economic prospects.
Many of Patrick's core manufacturing products are also utilized in the kitchen cabinet, high-rise, office and household furniture, hospitality, and fixtures and commercial furnishings markets. These markets are generally categorized by a more performance-than-price driven customer base and provide an opportunity for the Company to diversify its customer base. Additionally, we believe that other residential and commercial segments have been less vulnerable to import competition, and therefore, provide opportunities for increased sales penetration and market share gains. In 2024, new housing starts were down from 2023 by approximately 4%, with single family housing starts increasing approximately 6% and multifamily housing starts decreasing 25%. Despite some interest rate relief in 2024, housing affordability continued to be an issue as housing prices and mortgage rates remained elevated compared to prior years. Low inventory and high prices for existing homes for sale may provide support for our industrial market in 2025.

Detailed narrative information about the Company’s sales to the industrial markets is included in the MD&A of this Form 10-K.
Strategic Acquisitions
The Company is focused on driving growth in its primary markets through the acquisition of companies with strong management teams having a strategic fit with Patrick’s core values, business model and customer presence, as well as additional product lines, facilities, or other assets to complement or expand its existing businesses. The Company may explore strategic acquisition opportunities that are not directly linked to the five primary markets it serves in order to further leverage its core competencies in manufacturing and distribution, diversify its end market exposure and presence, and expand its footprint outside of its core Midwest markets.
During 2024, the Company completed acquisitions for approximately $418 million of total consideration and over the last three years has completed acquisitions for approximately $696 million of total consideration. See Note 3 "Acquisitions" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of acquisitions completed by the Company in 2024, 2023 and 2022.
Competition
The RV, marine, powersports, MH and industrial markets are highly competitive, both among manufacturers and the suppliers of various components. The barriers to entry for each industry are generally low and include compliance with industry standards, codes and safety requirements, and the initial capital investment required to establish manufacturing operations. In addition, the Company competes with manufacturers of manufactured homes with vertically integrated operations. Across the Company’s range of products and services, competition exists primarily on price, product features and innovation, timely and reliable delivery, quality and customer service. Several competitors compete with Patrick in each product line on a regional and local basis. However, in order for a competitor to compete with Patrick on a national basis, the Company believes that a substantial capital commitment and investment in personnel and facilities would be required.
Capacity and Plant Expansions
Patrick has the ability to fulfill demand for certain products in excess of capacity at certain facilities by shifting production to other facilities. Purchases of property, plant, and equipment for 2024 consisted of $76 million of investments which were primarily used to provide more advanced manufacturing automation and replace and upgrade production equipment. Management regularly monitors capacity at its facilities and reallocates existing resources where needed to maintain production efficiencies throughout all of its operations and capitalize on commercial and industrial synergies in key regions to support profitable growth, grow its customer base, and expand its geographical product reach outside its core Midwest market.
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
The Studio
The Company's Design/Innovation Center and Showroom, The Studio, is located in Elkhart, Indiana. The Studio presents the latest design trends and products in the markets served by Patrick and provides a creative environment for customers to design products and enhance their brand. The 45,000 square foot facility includes a 25,000 square foot showroom devoted to the display of products, capabilities and services offered by each of Patrick’s business units, in addition to offices and conference rooms. The Company’s specialized team of designers, engineers and graphic artists works with RV, marine, powersports, MH and industrial customers to meet their creative design and product needs, including creating new styles and utilizing new colors, patterns, products, and materials for panels and mouldings, cabinet doors, furniture, lighting and other products. Other services provided at The Studio include product development, 3D CAD illustration, 3D printing, photography and marketing.

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
Marketing and Distribution
As of December 31, 2024, the Company had approximately 4,500 active customers. Its revenues from the RV market include sales to two major manufacturers of RVs that each account for over 10% of the Company's net sales, Forest River and Thor. Both Forest River and Thor have multiple businesses and brands that operate independently under the parent company and these multiple businesses and brands generally purchase our products independently from one another. The Company’s sales to the various businesses of Forest River and Thor, on a combined basis, accounted for 29%, 29% and 38% of our consolidated net sales, for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company generally maintains supplies of various commodity products in its warehouses to ensure that it has product on hand for its distribution customers. The Company purchases a majority of its distribution segment products in railcar, container, or truckload quantities, which are warehoused prior to their sale to customers. Approximately 9% of the Company's distribution segment’s sales were from products shipped directly from the suppliers to Patrick customers in each of 2024, 2023 and 2022. Typically, there is a two to four-week period between Patrick receiving a purchase order and the delivery of products to its warehouses or customers and, as a result, the Company has no material backlog of orders. However, this timing can fluctuate depending on overall market factors and end market we serve. In periods of declining market conditions, customer order rates can decline, resulting in less efficient logistics planning and fulfillment and thus increasing delivery costs due to increased numbers of shipments with fewer products in each shipment.
Raw Materials
Patrick has arrangements with certain suppliers that provide for exclusivity in certain geographic areas, pricing structures and rebate agreements among other terms.

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

We believe that, as of December 31, 2024, the Company’s inventory levels are appropriately balanced with expected OEM production, and we will continue to manage inventory based on anticipated customer needs. Additionally, the Company continually explores alternative sources of raw materials and components, both domestically and from outside the U.S. Alternate sources of supply are available for all of its material purchases.

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

Select raw materials are subject to tariffs and other import duties, although we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the U.S. Generalized System of Preferences ("GSP") program. The current U.S. administration’s trade policies may result in additional tariffs being imposed on certain products we import. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection ("CBP") withhold release orders.

The Company also produces and provides products for manufactured homes that must comply with performance and construction regulations promulgated by the U.S. Department of Housing and Urban Development.

For additional information on the Company's efforts for sustainability and environmental quality, please see our 2024 Responsibility & Sustainability Report under "ESG" on the "For Investors" section of our website. Information on our website is not incorporated in this Annual Report on Form 10-K.
Seasonality
Manufacturing operations in the RV, marine, powersports and MH industries historically have been seasonal and at their highest levels when the weather is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second quarter and lowest in the fourth quarter. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers in the August-September timeframe and marine open houses in the December-February timeframe, resulting in dealers delaying certain restocking purchases until new product lines are introduced at these shows. In addition, recent seasonal industry trends have been, and future trends may be, different than in prior years due to volatile economic conditions, interest rates, access to financing, cost of fuel, national and regional economic conditions and consumer confidence on retail sales of RVs, powersports and marine units and other products for which the Company sells its components, as well as fluctuations in RV, powersports and marine dealer inventories, increased volatility in demand from RV, powersports and marine dealers, the timing of dealer orders, and from time to time, the impact of severe weather conditions on the timing of industry-wide wholesale shipments.
Human Capital Management
Our people are the heart of our business, and we allocate substantial resources to foster the well-being, success and growth of our team members in an inclusive and diverse environment which we believe is fundamental to our values and our service to our customers. As of December 31, 2024, our team members totaled approximately 10,000, of which 80% are hourly team members who serve our customers by producing and distributing products in our RV, powersports, marine, MH and industrial end markets, and 20% who are salaried employees who manage the resources, capital allocations, business decisions, and customer relationships of our end markets.
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
For additional information on the Company's human capital management, please see our 2024 Responsibility & Sustainability Report under "ESG" on the "For Investors" section of our website. Information on our website is not incorporated in this Annual Report on Form 10-K.
Executive Officers of the Company
The following table sets forth our executive officers as of January 1, 2025:

Officer	Position	Age
Andy L. Nemeth	Chairman and Chief Executive Officer	55
Jeffrey M. Rodino	President - RV	54
Kip B. Ellis	President - Powersports, Technology & Housing	50
Richard N. Reyenger	President – Marine	76
Andrew C. Roeder	Executive Vice President - Finance, Chief Financial Officer, and Treasurer	48
Matthew S. Filer	Senior Vice President - Finance and Chief Accounting Officer	52
Joel D. Duthie	Executive Vice President - Chief Legal Officer and Secretary	50
Stacey L. Amundson	Executive Vice President - Human Resources and Chief Human Resources Officer	58
Charles R. Roeder	Executive Vice President - Sales and Chief Sales Officer	43
Hugo E. Gonzalez	Executive Vice President - Operations and Chief Operating Officer	44
Andy L. Nemeth, who was appointed as Chairman of the Board in May 2024, has been the Chief Executive Officer of the Company since January 2020 and served as President of the Company from January 2016 to July 2021. Mr. Nemeth was Executive Vice President of Finance and Chief Financial Officer from May 2004 to December 2015, and Secretary-Treasurer from 2002 to 2015. Prior to that, Mr. Nemeth was Vice President of Finance and Chief Financial Officer from 2003 to 2004.

Mr. Nemeth has over 33 years of RV, marine, powersports, manufactured housing and industrial experience in various financial and managerial capacities. Director since 2006.
Jeffrey M. Rodino was named President – RV in January 2024 after serving as President of the Company from July 2021 to January 2024. Prior to serving as Patrick’s President, Mr. Rodino was Chief Sales Officer of the Company from September 2016 to July 2021. Mr. Rodino served as the Executive Vice President of Sales from December 2011 to July 2021 and as the Chief Operating Officer of the Company from March 2013 to September 2016. Prior to that, he was Vice President of Sales for the Midwest from August 2009 to December 2011. Mr. Rodino has over 31 years of experience in serving the RV, marine, manufactured housing and industrial markets.
Kip B. Ellis was named President – Powersports, Technology and Housing in January 2024 after serving as Executive Vice President of Operations and Chief Operating Officer of the Company since September 2016. Mr. Ellis joined the Company as Vice President of Market Development in April 2016 and was elected an executive officer in September 2016. Prior to his role at Patrick, Mr. Ellis served as Vice President of Aftermarket Sales for the Dometic Group from 2015 to 2016. Prior to his tenure at Dometic, Mr. Ellis served as Vice President of Global Sales and Marketing from 2007 to 2015 at Atwood Mobile Products. Mr. Ellis has over 28 years of experience serving the RV, marine, manufactured housing, powersports, industrial and automotive markets.
Richard N. Reyenger was named President – Marine in January 2024 after serving as the Company’s Senior Vice President of Marine since 2020. Mr. Reyenger joined the Company as a Business Unit Director upon Patrick’s acquisition of Marine Accessories Corporation in 2018 where he served as Chief Executive Officer. Prior to joining Marine Accessories, Mr. Reyenger served as Vice President of the Astro, Fisher, and Procraft brands at Marine Group, a division of Whitewater Marine Group, and President of Mako Marine International. Mr. Reyenger has over 30 years of experience in the marine industry, including serving as Senior Vice President at Boston Whaler.
Andrew C. Roeder was appointed Executive Vice President – Finance, Chief Financial Officer and Treasurer of the Company in March 2024. Prior to joining Patrick, Mr. Roeder served as Chief Financial Officer of Polaris Marine from 2018 to 2024. Prior to his role at Polaris, Inc. he was the Chief Financial Officer of Bennington Marine from 2016 to 2018, and the Director of Financial Planning & Analysis for Bennington from 2014 to 2015. Mr. Roeder has over 10 years of experience serving the marine markets in various leadership capacities.
Matthew S. Filer joined the Company as Senior Vice President of Finance in November 2022 and was elected Chief Accounting Officer in May 2024. Mr. Filer served as Interim Executive Vice President - Finance, Chief Financial Officer and Treasurer from May 2023 to March 2024. Prior to his role at Patrick, Mr. Filer was with Caterpillar Inc. from 2007 to 2021, serving in a series of progressive global leadership roles which culminated in his appointment as Chief Financial Officer for divisions within Caterpillar’s Resource Industries segment. With over 27 years of experience with prior organizations that include Honeywell and Raytheon, Mr. Filer has extensive industry knowledge across multiple manufacturing industries such as rail, mining, industrial and defense.
Joel D. Duthie joined the Company as General Counsel in November 2020 and was appointed Executive Vice President, Chief Legal Officer and Secretary in May 2021. Prior to joining Patrick, Mr. Duthie was a partner with Barnes & Thornburg LLP, and practiced law at the firm from 2000 to 2002 and 2007 to 2020. As a corporate lawyer, Mr. Duthie focused on mergers and acquisitions, supply chain management and commercial contract counseling. Mr. Duthie served as an assistant general counsel for a privately-held manufacturer of flow control products from 2002 to 2006.
Stacey L. Amundson was appointed Executive Vice President and Chief Human Resources Officer in May 2022. Prior to joining Patrick in February 2022, Ms. Amundson served in a temporary capacity with Kerry Foods with a focus on providing human resources leadership in the transformation of its North America operations model. Prior to this role, Ms. Amundson was with Spectrum Brands, Inc. from 2005 to 2018, holding a series of key human resources leadership roles, including Senior Vice President, Human Resources and Chief Human Resources Officer from 2010 to 2018. With over 26 years of experience in multiple industries, Ms. Amundson has led the human resource function with specialties in talent management, executive compensation, M&A, integrations, shared services, and large-scale organizational transformations.
Charles R. Roeder was appointed Executive Vice President - Sales in January 2024 and elected Chief Sales Officer in May 2024. Prior to that, Mr. Roeder served as Senior Vice President of RV Operations since 2020. Mr. Roeder was Group Vice President of Operations for the Company’s Metals group in 2019. He joined the Company as a Business Unit Director in 2017 upon Patrick’s acquisition of Indiana Transport, which he co-founded 2009. Mr. Roeder has 18 years of experience in the RV industry.

Hugo E. Gonzalez was appointed Executive Vice President - Operations in January 2024 and elected as Chief Operating Officer in May 2024. Prior to that, Mr. Gonzalez served as Senior Vice President of RV Operations for the Company from July 2021 to January 2024, Group Vice President of Operations from February 2020 to June 2021, and Business Unit Director from February 2017 to January 2020. He joined the Company in 2006 and served in a series of progressive leadership roles. Mr. Gonzalez has over 18 years of experience serving the RV, manufactured housing, industrial, and marine markets.
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

The RV, marine, powersports, MH and industrial markets in which we operate are subject to cycles of growth and contraction in consumer demand, and volatility in production levels, shipments, sales and operating results, due to external factors such as general economic conditions, consumer confidence, employment rates, financing availability, interest rates, inflation, fuel prices, and other economic conditions affecting consumer demand and discretionary spending. Periods of economic recession and downturns have adversely affected our business and operating results in the past, and have potential to adversely impact our future results. Consequently, the results for any prior period may not be indicative of results for any future period. In addition, fluctuation in demand could adversely affect our management of inventory, which could lead to an inability to meet customer needs or a charge for obsolete inventory.
Manufacturing operations in the RV, powersports, marine and MH industries historically have been seasonal and at their highest levels when the weather is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second quarter and lowest in the fourth quarter. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers in the August-September timeframe and marine open houses in the December-February timeframe, resulting in dealers delaying certain restocking purchases until new product lines are introduced at these shows. In addition, recent seasonal industry trends have been, and future trends may be, different than in prior years due to volatile economic conditions, interest rates, access to financing, cost of fuel, national and regional economic conditions and consumer confidence on retail sales of RVs and marine units and other products for which the Company sells its components, as well as fluctuations in RV and marine dealer inventories, increased volatility in demand from RV and marine dealers, the timing of dealer orders, and from time to time, the impact of severe weather conditions on the timing of industry-wide wholesale shipments.
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
Two customers in the RV market accounted for a combined 29% of our consolidated net sales in 2024. The loss of either of these customers could have a material adverse impact on our operating results and financial condition. We do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.
Changes in consumer preferences relating to our products could adversely impact our sales levels and our operating results.
Changes in consumer preferences, or our inability to anticipate changes in consumer preferences for RVs, marine models, powersports products or manufactured homes, or for the products we make could reduce demand for our products and adversely affect our operating results and financial condition.
A material percentage of the Company’s sales are concentrated in the RV industry, and declines in the level of RV unit shipments or reductions in industry growth could reduce demand for our products and adversely impact our operating results and financial condition.
In 2024 and 2023, the Company's net sales to the RV industry were approximately 44% and 43%, respectively, of consolidated net sales. While the Company measures its RV market sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions and consumer confidence. Declines in RV unit shipment levels or reductions in industry growth could materially reduce the Company’s revenue from the RV industry and have a material adverse impact on its operating results in 2025 and other future periods.
Conditions in the credit market could limit the ability of consumers, dealers and wholesale customers to obtain retail, floor plan and wholesale financing for RVs, marine products, powersports products, and manufactured homes, resulting in reduced demand for our products.
Restrictions on the availability of consumer and wholesale financing for RVs, marine products, powersports products, and manufactured homes and increases in the costs of such financing have in the past limited, and could again limit, the ability of consumers and wholesale customers to purchase such products, which would result in reduced production by our customers, and therefore reduce demand for our products.
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
The RV, marine, powersports, MH and industrial industries are highly competitive and some of our competitors may have greater resources than we do.
We operate in a highly competitive business environment and our sales could be negatively impacted by our inability to maintain or increase prices, changes in regional demand or product mix, or the decision of our customers to purchase our competitors’ products or to produce in-house products that we currently produce. We compete not only with other suppliers to the RV, marine, powersports, MH and industrial producers, but also with suppliers to traditional site-built homebuilders and suppliers of cabinetry and countertops. Sales could also be affected by pricing, purchasing, financing, advertising, operational, promotional, or other decisions made by purchasers of our products. Additionally, we cannot control the decisions made by suppliers of our distributed and manufactured products and therefore, our ability to maintain our distribution arrangements may be adversely impacted.
Some of our competitors have greater financial resources or lower levels of debt or financial leverage and this may enable them to commit larger amounts of capital in response to changing market conditions. Further, competitors may develop innovative new products that could put the Company at a competitive disadvantage. If we are unable to compete successfully against other manufacturers and suppliers to the RV, marine, powersports and MH industries as well as to the industrial markets we serve, we could lose customers and sales could decline, or we may not be able to improve or maintain profit margins on sales to customers or be able to continue to compete successfully in our core markets.
Our operating results can be adversely affected by inflation, changes in the cost or availability of raw materials, energy, transportation and other necessary supplies and services.
We are currently experiencing inflationary pressures on our operating costs. The prices of key raw materials, consisting primarily of lauan, gypsum, fiberglass, particleboard, aluminum, softwoods and hardwoods lumber, resin, and petroleum-based products, are influenced by supply and demand and other factors specific to these commodities as well as general inflationary pressures, including those driven by supply chain and logistical disruptions. Pricing and availability of finished goods, raw materials, energy, transportation and other necessary supplies and services for use in the Company’s businesses can be volatile due to numerous factors beyond its control, including general, domestic and international economic conditions, natural disasters, labor costs, production levels, competition, consumer demand, import duties and tariffs, currency exchange rates, international treaties, and changes in laws, regulations, and related interpretations. Evolving trade policies could continue to make sourcing products from foreign countries difficult and costly, as the Company sources a significant amount of its products from outside of the United States including from China, Mexico and Canada which may be subject to additional tariffs imposed by the current U.S. administration.
In addition, prices of certain raw materials have historically been volatile and continued to fluctuate in 2024. During periods of volatile raw materials, energy and transportation costs, we have generally been able to pass both cost increases and decreases to our customers in the form of price adjustments, however, there can be no assurance future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw materials, energy and transportation costs increases or decreases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases. As a result, fluctuations in raw materials, energy and transportation costs could have a material adverse effect on the Company’s business, results of operations and financial condition.
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
Generally, our raw materials, supplies and energy requirements are obtained from various sources. These purchases include unformed materials and rough and finished parts. We are reliant on our extended supply chain and any disruption in this supply chain could have an adverse impact on our ability to deliver products to our customers on a timely and cost-effective basis. While alternative sources are available, our business would be materially adversely affected if we are unable to find alternative sources on a timely and cost-effective basis. A reduction or interruption in supply; a significant increase in the price of one or more materials; a failure to adequately authorize procurement of inventory by our manufacturers; or a failure to appropriately cancel, reschedule, or adjust our requirements based on our business and customer needs; could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. If there are shortages of materials we need to manufacture our products, the price of these materials may increase, or these materials may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough materials at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more materials than we need, which is more likely to occur in a period of demand uncertainties such as we are currently experiencing. There can be no assurance that we will not encounter these problems in the future. In addition, if any of our suppliers seek bankruptcy relief or otherwise cannot continue their business as anticipated, the availability or price of these requirements could be adversely affected. A global economic downturn and related market uncertainty could negatively impact the availability of materials from one or more of these sources of these materials, especially during times such as we have recently seen when there are supplier constraints based on labor and other actions due to pandemic. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales. In addition, when facing component supply-related challenges, we have increased our efforts in procuring materials in order to meet customer expectations which in turn contribute to an increase in purchase commitments. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins.

If we cannot effectively manage the challenges and risks associated with doing business internationally, our revenues and profitability may suffer.
We purchase a material portion of our raw materials and other supplies from suppliers located in Indonesia, China, Malaysia, Mexico and Canada. As a result, our ability to obtain raw materials and supplies on favorable terms and in a timely fashion are subject to a variety of risks, including fluctuations in foreign currencies, changes in the economic strength of the foreign countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, compliance burdens associated with a wide variety of international and U.S. import laws, and social, political, and economic instability. Our business with our international suppliers could be adversely affected by restrictions on travel to and from any of the countries in which we do business due to a health epidemic, pandemic outbreak, or other event. Additional risks associated with our foreign business include restrictive trade policies, imposition of duties, taxes, or government royalties by foreign governments, imposition of tariffs by the United States on products we import from certain countries, and compliance with the Foreign Corrupt Practices Act and local anti-bribery laws. Any measures, or proposals to implement such measures, could negatively impact our relations with our international suppliers and the volume of shipments to the U.S. from these countries, which could have a materially adverse effect on our business and operating results. We maintain limited operations in Mexico, China and Canada but are nevertheless exposed to risks of operating in those countries associated with: (i) the difficulties and costs of complying with a wide variety of complex laws, treaties and regulations; (ii) unexpected changes in political or regulatory environments; (iii) earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls, or other restrictions; (iv) political, economic, and social instability; (v) import and export restrictions and other trade barriers; (vi) responding to disruptions in existing trade agreements or increased trade tensions between countries or political or economic unions; (vii) maintaining overseas subsidiaries and managing international operations; and (viii) fluctuations in foreign currency exchange rates.
Our business is subject to risks associated with importing products, and the imposition of additional duties, tariffs or trade restrictions could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

There are risks inherent to importing our products. Virtually all of our imported products are subject to duties which may impact the cost of such products. In addition, countries to which we ship our products may impose safeguard quotas to limit the quantity of products that may be imported. We rely on free trade agreements and other supply chain initiatives in order to maximize efficiencies relating to product importation. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the Generalized System of Preferences ("GSP") program. Although there appears to be continued bipartisan support of the GSP program, the provisions have not been renewed since they expired on December 31, 2020. If the GSP program is not renewed or otherwise made retroactive, we would recognize significant additional duties, and profitability could be negatively impacted. The United States has imposed tariffs and export controls on certain goods and products imported from China, Mexico, Canada and certain other countries, such as plywood, which has resulted in retaliatory tariffs by China and other countries and additional tariffs may be imposed by the current U.S. administration on products imported from China, Mexico and Canada. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that we may not be able to offset or that may otherwise adversely impact our results of operations. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection ("CBP") withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the U.S. or other countries, the cost of our products could increase which could adversely affect our business.

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
The products produced by the RV, powersports and marine industries typically require gasoline or diesel fuel for their operation, or the use of a vehicle requiring gasoline or diesel fuel for their operation. There can be no assurance that the supply of gasoline and diesel fuel will continue uninterrupted or that the price or tax on fuel will not materially increase in the future. Shortages of gasoline and diesel fuel, and substantial increases in the price of fuel could have a material adverse effect on our business in the future.
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
Approximately 72% of our total assets as of December 31, 2024, were comprised of goodwill, intangible assets, operating lease right-of-use assets and property, plant and equipment. Under generally accepted accounting principles, each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable. The events or changes that could require us to test these assets for impairment include changes in our estimated future cash flows, changes in rates of growth in our industry or in any of our businesses and decreases in our stock price and market capitalization.
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
Public health emergencies, whether domestic or international, may have an adverse effect on our business, results of operations, financial position and cash flows.
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
The ultimate impact of public health emergencies on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of such an event and the length of its impact on the global economy, and the actions taken by governmental bodies to contain it or mitigate its impact.
Risks Related to Indebtedness
Our level and terms of indebtedness could adversely affect our ability to raise additional capital to fund our operations and take advantage of new business opportunities and prevent us from meeting our obligations under our debt instruments.
As of December 31, 2024, we had $1.33 billion of total long-term debt, including current maturities and exclusive of deferred financing costs and debt discount, outstanding under our 2024 Credit Facility, 4.75% Senior Notes, 6.375% Senior Notes and 1.75% Convertible Notes (all as defined in Note 7 "Debt" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K).

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

•expose us to the risk of increased interest rates, and corresponding increased interest expense, because borrowings pursuant to the credit agreement that established our revolving credit and term loan facility (the “2024 Credit Agreement”) are at variable rates of interest;
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, which could cause us to default on our debt obligations and impair our liquidity. In the event of a default under any of our indebtedness, the holders of the defaulted debt could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, which in turn could result in cross-defaults under our other indebtedness The lenders under our 2024 Credit Agreement could also elect to terminate their commitments thereunder and cease making further loans, and such lenders could institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation. Our ability to satisfy our debt obligations will depend on our future operating performance which may be affected by factors beyond our control.
Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions which could further exacerbate the risks to our financial condition described above. We may be able to incur significant additional indebtedness in the future. Although the 2024 Credit Agreement and other debt instruments contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as certain trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent we incur additional indebtedness or other obligations, the risks described in the risk factors related to our indebtedness and others described herein may increase.
The agreements governing our indebtedness contain various financial performance and other covenants. If we do not remain in compliance with these covenants, we could be in breach of our debt agreements and the amounts outstanding thereunder could become immediately due and payable.
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

As a result of these restrictions, we will be limited as to how we conduct our business, and we may not be able to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. A potential failure to comply with these financial and other restrictive covenants in our debt instruments, which, among other things, require us to maintain specified financial ratios could, if not cured or waived, have a material adverse effect on our ability to fulfill our obligations under our indebtedness and on our business and prospects generally.

Our 2024 Credit Agreement contains covenants that require that we comply with a maximum level of a consolidated secured net leverage ratio and a minimum level of a consolidated interest coverage ratio (both covenants as described in Note 7 "Debt" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K). There can be no assurance that we will maintain compliance with the financial and other covenants under our 2024 Credit Agreement and other agreements governing our indebtedness. If we fail to comply with the covenants contained in our 2024 Credit Agreement, the lenders could cause our debt to become due and payable prior to maturity or it could result in our having to refinance the indebtedness under unfavorable terms. In the event of a default under any of our indebtedness, the holders of the defaulted debt could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, which in turn could result in cross-defaults under our other indebtedness. An event of default could also result in events of default under other debt agreements that contain cross-acceleration or cross-default provisions, which could permit counterparties thereunder to exercise remedies. If our debt were accelerated, our assets might not be sufficient to repay our debt in full and there can be no assurance that we would be able to refinance any or all of this indebtedness.

Due to industry conditions and our operating results, there have been times in the past when we have had limited access to sources of capital. If we are unable to locate suitable sources of capital when needed, we may be unable to maintain or expand our business.
We depend on our cash balances, our cash flows from operations, our 2024 Credit Facility and other financing vehicles to finance our operating requirements, capital expenditures and other needs. If a material economic recession occurred, such as the recession that impacted the economy in 2007-2010, production of RVs, powersports, marine units and manufactured homes could decline materially, resulting in reduced demand for our products. A decline in our operating results could negatively impact our liquidity. If our cash balances, cash flows from operations, and availability under our 2024 Credit Facility are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations.
We have letters of credit representing collateral for our casualty insurance programs and for general operating purposes that have been issued under our 2024 Credit Agreement. The inability to retain our current letters of credit, to obtain alternative letter of credit sources, or to retain our 2024 Credit Agreement to support these programs could require us to post cash collateral, reduce the amount of cash available for our operations, or cause us to curtail or limit existing operations.
The conditional conversion feature of the 1.75% Convertible Notes due 2028 may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 1.75% Convertible Senior Notes due 2028 (the "1.75% Convertible Notes") is triggered, holders of the 1.75% Convertible Notes will be entitled to convert the 1.75% Convertible Notes at any time during specified periods at their option. This conditional conversion feature is triggered for a given calendar quarter if the last reported price of our common stock is more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Because this condition was satisfied during the calendar quarter ended December 31, 2024, the conditional conversion feature was triggered as of December 31, 2024 and the 1.75% Convertible Notes are convertible, in whole or in part, at the option of the holders from January 1, 2025 to March 31, 2025. Whether the 1.75% Convertible Notes will be convertible in subsequent periods will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their 1.75% Convertible Notes, we would be required to settle our conversion obligation equal to the aggregate principal amount of such converted notes through the payment of cash, which could adversely affect our liquidity. See Notes 7 "Debt" and 9 "Derivative Financial Instruments" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional details.

The convertible note hedge and warrant transactions may affect the value of the 1.75% Convertible Notes and our common stock.
In connection with the pricing of the 1.75% Convertible Notes, we entered into convertible note hedge transactions with certain of the initial purchasers and/or their respective affiliates (the “option counterparties”). At the same time, we entered into warrant transactions with the option counterparties. The convertible note hedge and warrant transactions are expected generally to reduce the potential dilution upon conversion of the 1.75% Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.
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
Risks Related to Information Security, Cybersecurity and Data Privacy
If our information technology systems fail to perform adequately, our operations could be disrupted which could adversely affect our business, reputation and results of operations.
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
Our business, results of operations and financial condition may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from international conflicts, such as the conflict between Ukraine and Russia and conflict in the Middle East, or any other geopolitical tensions.
U.S. and global markets may experience volatility and disruptions resulting from geopolitical tensions or military conflict, such as the military conflict between Ukraine and Russia and conflict in the Middle East. The length and impact of geopolitical tensions or military conflict are highly unpredictable, and can lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. In addition, geopolitical tensions, military actions and any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional capital. The Company continually monitors ongoing geopolitical tensions and military conflicts to evaluate any potential impacts they may have on our business, operating results, and financial condition.
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
The corporate information security organization has implemented a governance structure and process to assess, identify, manage and report cybersecurity risks. We also have a corporate-wide counterintelligence and insider threat detection program to proactively identify external and internal threats and mitigate those threats in a timely manner. In addition to developing and implementing pre-existing third party frameworks, we have implemented our own practices and customized controls tailored to the Patrick enterprise environment. We believe this approach enhances our defense in depth stance while increasing our ability to identify, contain and manage cybersecurity risks.
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
ITEM 2.    PROPERTIES
Patrick believes the facilities occupied as of December 31, 2024, are adequate for the purposes for which they are currently being used and are well-maintained. The Company may, as part of its strategic operating plan, further consolidate and/or close certain owned facilities and may not renew leases on property with near-term lease expirations. Use of our manufacturing and distribution facilities may vary with seasonal, economic, and other business conditions. Our primary corporate office is located in Elkhart, Indiana.
In 2024, the Company operated in 25 states in the U.S., Mexico, China and Canada. As of December 31, 2024, the Company leased approximately 10.6 million square feet of manufacturing, distribution and corporate facilities and owned approximately 2.6 million square feet, as listed below.

	Leased		Owned
Purpose / Nature:	# of Properties	Square Footage	# of Properties	Square Footage
Manufacturing	145	8,373,000	34	2,097,000
Distribution	41	1,607,000	6	358,000
Manufacturing & Distribution (shared space)	3	536,000	1	94,000
Corporate & Other	24	117,000	1	35,000
Total	213	10,633,000	42	2,584,000
Pursuant to the terms of the Company’s 2024 Credit Agreement, most of our owned real property is subject to a security interest.
ITEM 3.    LEGAL PROCEEDINGS
We are subject to claims and lawsuits in the ordinary course of business. In management's opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations, or cash flows.
See Note 15 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of legal matters in relation to commitments and contingencies.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock is listed on The NASDAQ Global Stock Market under the symbol PATK.
Holders of Common Stock
As of February 14, 2025, there were approximately 280 shareholders of record. A number of shares are held in broker and nominee names on behalf of beneficial owners.

Dividends
In December 2019, the Company's Board of Directors (the "Board") adopted a dividend policy under which it plans to declare regular quarterly cash dividends. The Company paid cash dividends of $1.50 and $1.27 per share, or $50.2 million and $42.1 million in the aggregate, in 2024 and 2023, respectively. Any future determination to pay cash dividends will be made by the Board in light of the Company’s earnings, financial position, capital requirements, and restrictions under the Company’s 2024 Credit Agreement, and such other factors as the Board deems relevant.
Purchases of Equity Securities by the Issuer
Issuer Purchases of Equity Securities for the three months ended December 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 30 - October 27, 2024	549	$96.14	—	$77,569,000
October 28 - December 1, 2024	61,098	77.68	60,000	200,000,000
December 2 - December 31, 2024	1,365	55.39	—	200,000,000
Total	63,012		60,000
(1)Amount includes 3,012 shares of common stock purchased by the Company in aggregate in October, November and December 2024 for the sole purpose of satisfying minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
(2)See Note 12 "Stock Repurchase Programs" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional information about the Company's stock repurchase program.

Stock Performance Graph
The following graph compares the cumulative 5-year total return to shareholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of companies, which includes Brunswick Corporation, Cavco Industries, Inc., LCI Industries, Malibu Boats, Inc., Polaris Inc., Thor Industries, Inc., Winnebago Industries, Inc., and Wabash National Corporation. This graph assumes an initial investment of $100 (with reinvestment of all dividends) was made in our common stock, in the index and in the peer group on December 31, 2019, and its relative performance is tracked through December 31, 2024.

Comparison of 5-Year Cumulative Total Return*
$300
$250
$200
$150
$100
$50
12/31/19
12/31/20
12/31/21
12/30/22
12/31/23
12/31/24
PATK
Peer Group
Russell 2000

($)	12/31/2019	12/31/2020	12/31/2021	12/30/2022	12/31/2023	12/31/2024
Patrick Industries, Inc.	$100.00	$132.78	$158.95	$122.26	$207.39	$262.33
Peer Group	$100.00	$115.84	$145.14	$112.44	$146.32	$114.29
Russell 2000	$100.00	$118.36	$134.57	$105.56	$121.49	$133.66
*The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6.    RESERVED
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Report. In addition, this MD&A contains certain statements relating to future results that are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on page 3 of this Report and Part I, Item 1A. "Risk Factors" for a discussion of risks and uncertainties. Patrick’s results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 along with components of change compared to the prior year that have been omitted under this item can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.

EXECUTIVE SUMMARY
Overview of Markets and Related Industry Performance
Recreational Vehicle ("RV") Industry
The RV industry is our primary market and comprised 44% and 43% of the Company’s consolidated net sales for the years ended December 31, 2024 and 2023, respectively. Net sales to the RV industry increased 8% for the year ended December 31, 2024 compared to 2023. Following a dealer inventory restocking in the first half of 2024, OEMs reduced production slightly in the second half of 2024 as retail demand decreased, with dealers managing inventory levels and the OEMs demonstrating operating discipline to maintain a balanced inventory channel for the long-term health and stability of the industry.
According to the RV Industry Association (“RVIA”), RV industry wholesale unit shipments totaled approximately 333,700 units in 2024, an increase of 7% from approximately 313,200 units in 2023. According to Statistical Surveys, Inc. ("SSI"), RV industry retail unit sales totaled approximately 352,700 units in 2024, a decrease of 7% from approximately 380,700 units in 2023.
Marine Industry
Net sales to the marine industry comprised approximately 15% and 23% of the Company's consolidated net sales for the years ended December 31, 2024 and 2023, respectively. Net sales to the marine industry in the year ended December 31, 2024 decreased 27% compared to 2023. The decrease in net sales to the marine industry was in line with the decrease in wholesale powerboat unit shipments.

Our marine revenue is generally correlated to marine wholesale powerboat unit shipments. According to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"), wholesale powerboat unit shipments totaled approximately 143,900 units in 2024, a decrease of 25% compared to 192,300 units in 2023. According to SSI, we estimate marine retail powerboat shipments totaled approximately 165,000 units in 2024, a decrease of 8% from approximately 179,500 units in 2023.
Powersports Industry
Through acquisitions completed in recent years, the Company entered the powersports end market. Previously, our sales to the powersports end market were included in the Company’s marine end market sales. Effective with the first quarter of 2024, powersports net sales are being reported separately after the January 2024 acquisition of Sportech, LLC (“Sportech”), as disclosed in Note 2 "Revenue Recognition" of the Notes to Consolidated Financial Statements included herein.
Net sales to the powersports industry comprised approximately 10% and 4% of the Company's consolidated net sales for the years ended December 31, 2024 and 2023, respectively. Net sales to the powersports industry increased 189% during the year ended December 31, 2024 compared to 2023. The increase in net sales for this period is primarily attributable to the Company's acquisition of Sportech in January 2024.
Manufactured Housing ("MH") Industry
Net sales to the MH industry comprised approximately 18% and 16% of the Company's consolidated net sales for the years ended December 31, 2024 and 2023, respectively. Net sales to the MH industry increased 20% during the year ended December 31, 2024 compared to 2023. MH sales are generally correlated to MH industry wholesale unit shipments. According to Company estimates based on industry data from the Manufactured Housing Institute, MH industry wholesale unit shipments totaled approximately 103,300 units in 2024, an increase of 16% compared to 89,200 units in 2023, primarily driven by OEMs increasing production from significantly reduced levels in 2023 in anticipation of a recovery in demand.
Industrial Market
The industrial market is comprised primarily of kitchen cabinet, countertop, hospitality, retail and commercial fixtures, and office and household furniture markets and regional distributors. Net sales to the industrial market comprised approximately 13% and 14% of the Company's consolidated net sales for the years ended December 31, 2024 and 2023, respectively. Net sales to the industrial market decreased 1% during the year ended December 31, 2024 compared to 2023. Overall, our revenues in these markets are focused on residential and multifamily housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that approximately 75% to 85% of our industrial business is directly tied to the residential housing market, with the remaining industrial sales tied to the non-residential and commercial markets.
During the year ended December 31, 2024, combined new housing starts decreased 4% compared to 2023, reflecting a decrease in multifamily housing starts of 25%, partially offset by an increase in single-family housing starts of 6%. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.
CONSOLIDATED OPERATING RESULTS
The following table sets forth the percentage relationship to net sales of certain items on the Company’s consolidated statements of income for the years ended December 31, 2024 and 2023.

	Year Ended December 31,				$ Change	% Change
($ in thousands)	2024		2023
Net sales	$3,715,683	100.0%	$3,468,045	100.0%	$247,638	7%
Cost of goods sold	2,879,793	77.5	2,685,812	77.4	193,981	7
Gross profit	835,890	22.5	782,233	22.6	53,657	7
Warehouse and delivery expenses	155,821	4.2	143,921	4.1	11,900	8
Selling, general and administrative expenses	325,754	8.8	299,418	8.6	26,336	9
Amortization of intangible assets	96,275	2.6	78,694	2.3	17,581	22
Operating income	258,040	6.9	260,200	7.5	(2,160)	(1)
Interest expense, net	79,470	2.1	68,942	2.0	10,528	15
Income taxes	40,169	1.1	48,361	1.5	(8,192)	(17)
Net income	$138,401	3.7	$142,897	4.1	$(4,496)	(3)

Year Ended December 31, 2024 Compared to 2023
Net Sales. Net sales in 2024 increased approximately $247.6 million, or 7%, to $3.72 billion compared to $3.47 billion in 2023. Net sales in 2024 increased due to increased sales to the powersports, RV and MH markets, partially offset by decreased sales to the marine and industrial markets. The Company's sales to the powersports market increased $230.3 million, or 189%, in 2024 compared to 2023, primarily attributable to the Company’s acquisition of Sportech in the first quarter of 2024. Sales to the RV market increased $121.9 million, or 8%, to $1.63 billion in 2024 compared to $1.50 billion in 2023, due to industry volume growth and the Company’s acquisition of ICON Direct LLC which does business as RecPro (“RecPro”) in the third quarter of 2024. Sales to the MH market increased $113.9 million, or 20%, to $682.1 million in 2024 compared to $568.2 million in 2023, primarily due to an increase in estimated MH industry wholesale unit shipments of approximately 16%. Sales to the marine market decreased $211.9 million, or 27%, to $570.7 million in 2024 compared to $782.6 million in 2023 primarily attributable to a decrease in estimated powerboat wholesale unit shipments of 25% compared to 2023. Sales to the industrial market decreased $6.5 million, or 1%, compared to 2023.
In 2024 and 2023, net sales attributable to acquisitions completed in each of those years was $295.7 million and $17.7 million, respectively.
Cost of Goods Sold. Cost of goods sold increased $194.0 million, or 7%, to $2.88 billion in 2024 compared to $2.69 billion in 2023. As a percentage of net sales, cost of goods sold increased 10-basis points during 2024 to 77.5% compared to 77.4% in 2023.
Cost of goods sold as a percentage of net sales increased in 2024 compared to 2023 primarily as a result of a 50-basis point increase in overhead as a percentage of net sales due to higher research and development costs, partially offset by a 40-basis point decrease in labor as a percentage of net sales. In general, the Company's cost of goods sold percentage can be impacted from period-to-period by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in production.

Gross Profit. Gross profit increased $53.7 million or 7%, to $835.9 million in 2024 compared to $782.2 million in 2023. As a percentage of net sales, gross profit decreased to 22.5% in 2024 compared to 22.6% in 2023. The decrease in gross profit as a percentage of net sales in 2024 compared to 2023 reflects the impact of the factors discussed above under “Cost of Goods Sold”.
Economic or industry-wide factors affecting the profitability of our sales to the RV, marine, powersports, MH and industrial markets include the costs of commodities and supply chain constraints and the labor used to manufacture our products, the competitive environment and the impact of different gross margin profiles of acquired companies, all of which can cause gross margins to fluctuate from quarter-to-quarter and year-to-year.
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $11.9 million, or 8%, to $155.8 million in 2024 compared to $143.9 million in 2023. As a percentage of net sales, warehouse and delivery expenses increased 10 basis points to 4.2% in 2024 compared to 4.1% in 2023.
The increase in warehouse and delivery expenses in 2024 compared to 2023 is primarily attributable to the increase in sales, and the increase as a percentage of net sales is primarily related to an increase in certain expenses that are fixed in nature, including fleet and insurance expenses.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $26.3 million, or 9%, to $325.8 million in 2024 compared to $299.4 million in 2023. As a percentage of net sales, SG&A expenses were 8.8% in 2024 and 8.6% in 2023.
The increase in SG&A expenses in 2024 compared to 2023 is primarily due to increased wages, $5.0 million of transaction costs associated with the acquisition of Sportech, increased technology expenses and the $2.5 million write-off of deferred financing costs due to early payment debt, partially offset by decreased incentive compensation and insurance expenses.
The increase in SG&A expenses as a percentage of net sales in 2024 compared to 2023 is primarily attributable to the Sportech acquisition-related costs, increased technology expenses and deferred financing costs write-off mentioned above, partially offset by decreased incentive compensation, wages and insurance expenses. Additionally, certain 2023 and 2024 acquisitions operate with comparatively higher SG&A as a percentage of sales when compared to the consolidated percentage.
Amortization of Intangible Assets. Amortization of intangible assets increased $17.6 million, or 22%, in 2024 compared to 2023. The increase in 2024 compared to 2023 primarily reflect the impact of the Sportech acquisition as well as other acquisitions completed in 2024 and 2023.
Operating Income. Operating income decreased $2.2 million, or 1%, to $258.0 million in 2024 compared to $260.2 million in 2023. Operating income in 2024 and 2023 included $47.2 million and $1.0 million, respectively, from the businesses acquired in each respective year. Operating income as a percentage of net sales decreased 60 basis points to 6.9% in 2024 compared to 7.5% in 2023. The decrease in operating income as a percentage of net sales is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense, net, increased $10.5 million, or 15%, to $79.5 million in 2024 compared to $68.9 million in 2023. The increase primarily reflects interest associated with the issuance of our 6.375% Senior Notes due 2032 (the “6.375% Senior Notes”) in October 2024, higher debt levels and higher interest rates on our term loan and revolver balances.
Income Taxes. Income tax expense decreased $8.2 million, or 17%, to $40.2 million in 2024 compared to $48.4 million in 2023 as a result of the decrease in pre-tax income and a decrease in the effective tax rate. For 2024, the effective tax rate was 22.5% compared to 25.3% in 2023. The decrease in the effective tax rate in 2024 is primarily related to increased excess tax benefits on share-based compensation.
BUSINESS SEGMENTS
The Company's reportable segments, manufacturing and distribution, are based on its method of internal reporting. The Company regularly evaluates the performance of the manufacturing and distribution segments and allocates resources to them based on a variety of indicators including net sales and operating income. The Company does not measure profitability at the end market (RV, marine, powersports, MH and industrial) level. See Notes 17 "Segment Information" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional details.
Net sales pertaining to the manufacturing and distribution segments as stated in the table below and in the following discussions include intersegment sales. Gross profit includes the impact of intersegment operating activity.
The table below presents information about the net sales, gross profit, and operating income of the Company’s segments. Reconciliations of the amounts below to consolidated totals are presented in Note 17 "Segment Information" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2024	2023
Sales
Manufacturing	$2,756,547	$2,653,257	$103,290	4%
Distribution	$980,127	$889,408	$90,719	10%
Gross Profit
Manufacturing	$612,552	$577,284	$35,268	6%
Distribution	$224,855	$195,506	$29,349	15%
Operating Income
Manufacturing	$340,961	$321,096	$19,865	6%
Distribution	$104,715	$90,095	$14,620	16%
Year Ended December 31, 2024 Compared to 2023
Manufacturing
Sales. Manufacturing sales increased $103.2 million, or 4%, to $2.76 billion in 2024 compared to $2.65 billion in 2023. The manufacturing segment accounted for approximately 74% of the Company’s consolidated net sales in 2024 compared to approximately 75% of the Company's consolidated net sales in 2023.
Manufacturing segment sales in 2024 compared to 2023 increased due to increased sales to the powersports, MH and RV markets, partially offset by decreased sales to the marine and industrial markets. Sales to the powersports market increased 210% in 2024 compared to 2023, primarily attributable to the Company’s acquisition of Sportech in the first quarter of 2024. Sales to the MH market increased 16% compared to 2023, primarily due to an increase in estimated MH industry wholesale unit shipments of approximately 16%. Sales to the RV market increased 10% compared to 2023, due to industry volume growth. Sales to the marine market decreased 29% compared to 2023, primarily attributable to a decrease in estimated powerboat wholesale unit shipments of 25%. Sales to the industrial market decreased 2% compared to 2023.
For 2024 and 2023, manufacturing segment sales attributable to acquisitions completed in each of those years were $275.4 million and $3.6 million, respectively.
Gross Profit. Manufacturing segment gross profit increased $35.3 million, or 6%, to $612.6 million in 2024 compared to $577.3 million in 2023. As a percentage of sales, gross profit increased 40 basis points to 22.2% in 2024 compared to 21.8% in 2023. The increase in gross profit as a percentage of sales in 2024 compared to 2023 is attributable to decreases in material and labor costs as a percentage of sales, partially offset by increased overhead costs as a percentage of sales.

Operating Income. Manufacturing segment operating income increased $19.9 million, or 6%, to $341.0 million in 2024 compared to $321.1 million in 2023. Manufacturing segment operating income in 2024 attributable to acquisitions completed in such year was approximately $46.5 million and manufacturing segment operating loss in 2023 attributable to acquisitions completed in such year was $(0.6) million. The increase in operating income in 2024 primarily reflects the items discussed above.

Distribution
Sales. Distribution sales increased $90.7 million, or 10%, to $980.1 million in 2024 compared to $889.4 million in 2023. The distribution segment accounted for approximately 26% of the Company’s consolidated net sales for 2024 compared to 25% of the Company's consolidated net sales in 2023.
Distribution segment sales in 2024 compared to 2023 increased due to increased sales to all five of our end markets. Sales to the MH market increased 23% compared to 2023, primarily due to an increase in estimated MH industry wholesale unit shipments of approximately 16%. Sales to the powersports market increased 6% compared to 2023, primarily attributable to product mix shifts by certain customers. Sales to the RV market increased 4% compared to 2023, primarily attributable to the Company’s acquisition of RecPro in the third quarter of 2024. Sales to the marine market increased 3% compared to 2023. Sales to the industrial market increased 2% compared to 2023, primarily reflecting product mix shifts by certain customers.

For 2024 and 2023, distribution segment sales attributable to acquisitions completed in each of those years were $20.3 million and $14.1 million, respectively.
Gross Profit. Distribution segment gross profit increased $29.4 million, or 15%, to $224.9 million in 2024 compared to $195.5 million in 2023. As a percentage of sales, gross profit increased 90 basis points 22.9% in 2024 compared to 22.0% in 2023. The increase in gross profit as a percentage of net sales for 2024 is primarily attributed to decreases in material and labor costs as a percentage of net sales.
Operating Income. Distribution segment operating income increased $14.6 million, or 16%, to $104.7 million in 2024 compared to $90.1 million in 2023. For 2024 and 2023 distribution segment operating income attributable to acquisitions completed in each of those years was immaterial. The increase in operating income in 2024 primarily reflects the items discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity requirements are primarily to support working capital demands, meet debt service requirements and support the Company's capital allocation strategy, which includes acquisitions, capital expenditures, dividends and repurchases of the Company’s common stock, among others. The Company's primary sources of liquidity are cash flows from operations, which includes selling its products and collecting receivables, available cash reserves and borrowing capacity available under the revolving credit and term loan facility (the “2024 Credit Facility”) as discussed in Note 7 "Debt" of the Notes to Consolidated Financial Statements.
During 2024, we expanded our access to capital and reduced our cost of debt by issuing $500 million in aggregate principal amount of 6.375% Senior Notes. The proceeds from the issuance, together with borrowings under the 2024 Credit Facility, were utilized to redeem all $300 million aggregate principal amount of the Company’s 7.50% Senior Notes due 2027 (the “7.50% Senior Notes”), to repay all borrowings under its existing senior secured credit facility and to pay related fees and expenses, as discussed in Note 7 "Debt" of the Notes to Consolidated Financial Statements.
As of December 31, 2024, our liquidity consisted of cash and cash equivalents of $33.6 million and $770.0 million of availability under our 2024 Credit Facility. As of December 31, 2024, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its 2024 Credit Facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.
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

As of and for the reporting period ended December 31, 2024, the Company was in compliance with its financial covenants under the Company’s Fifth Amended and Restated Credit Agreement (the "2024 Credit Agreement"). The required maximum consolidated secured net leverage ratio and the required minimum consolidated interest coverage ratio, as such ratios are defined in the 2024 Credit Agreement, compared to the actual amounts as of December 31, 2024 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.40
Consolidated interest coverage ratio (12-month period)	3.00	6.05
In addition, as of December 31, 2024, the Company's consolidated total net leverage ratio (12-month period) was 2.71. While this ratio is not a covenant under the 2024 Credit Agreement, it is used in determining the applicable borrowing margin under the 2024 Credit Agreement.
Cash Flows
Year Ended December 31, 2024 Compared to 2023
Operating Activities: Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities decreased $81.9 million, or 20%, to $326.8 million in 2024 compared to $408.7 million in 2023. The decrease in operating cash flows is primarily attributable to a decrease in operating assets and liabilities, net of business acquisitions, as a source of cash of $93.3 million, from $98.9 million in 2023 compared to $5.6 million in 2024, a decrease in net income of $4.5 million and an increase in deferred income taxes of $5.9 million, partially offset by increased depreciation and amortization expense of $22.0 million and loss on extinguishment of debt of $2.5 million.
Investing Activities
Net cash used in investing activities increased $426.3 million, to $512.8 million in 2024 compared to $86.5 million in 2023 primarily due to an increase in cash used in business acquisitions, which were $411.7 million in 2024, primarily due to the acquisitions of Sportech and RecPro, compared to $25.9 million in 2023, an increase in cash used for capital expenditures of $16.7 million and an increase in other investing activities of $24.7 million.
Financing Activities
Net cash flows provided by financing activities was $208.2 million in 2024 compared to net cash flows used in financing activities of $333.6 million in 2023. The change in cash flow from financing activities was primarily due to net borrowings of $100 million under the Revolver due 2029 and proceeds from the issuance of $500 million aggregate principal amount of 6.375% Senior Notes in 2024 and compared to cash used in 2023 to redeem the $172.5 million 1.00% Convertible Senior Notes due 2023, partially offset by the redemption of the $300 million 7.50% Senior Notes in 2024.
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
Impairment reviews of goodwill are performed at the reporting unit level. The Company’s reporting units are defined as one level below our operating segments, Manufacturing and Distribution, which are the same as our reportable segments. In evaluating goodwill for impairment, either a qualitative or quantitative assessment is performed. The Company performed a quantitative assessment for all reporting units in 2024. When estimating reporting unit fair value with a quantitative assessment, the Company uses a combination of market and income-based methodologies. The market approach includes a comparison of the multiple of a reporting unit's carrying value to its earnings before interest, taxes, depreciation and amortization with the multiples of similar businesses or guideline companies whose securities are actively traded in the public markets. When calculating the present value of future cash flows under the income approach, the Company takes into consideration multiple variables, including forecasted sales volumes and operating income, current industry and economic conditions, and historical results. The income approach fair value estimate also includes estimates of long-term growth rates and discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and internally-developed forecasts.
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

Based on the results of the Company's analyses, the estimated fair value of each of the Company's reporting units and trademarks was determined to exceed the carrying value for each of the years ended December 31, 2024, 2023 and 2022 and so no impairments were recognized. Further, based on the results of the impairment analyses, none of the Company’s reporting units or trademarks were at risk of failing the impairment assessments discussed above that would have a material effect on the Company’s Consolidated Financial Statements for any period presented.

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
The acquisition method of accounting also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. No changes in the year ended December 31, 2024 to provisional fair value estimates of assets acquired and liabilities assumed in acquisitions were material. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop the acquisition date fair value estimates, we could record future impairment charges. In addition, we estimate the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired assets could be impaired.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations
As of December 31, 2024, our total debt obligations under our 2024 Credit Agreement were under Secured Overnight Financing Rate Data ("SOFR")-based interest rates. A 100-basis point increase in the underlying SOFR rates would result in additional annual interest cost of approximately $2.2 million, assuming average borrowings during 2024, including the Revolver due 2029 and Term Loan due 2029, subject to variable rates were equal to the amount of such borrowings outstanding as of December 31, 2024, or $223.4 million, excluding deferred financing costs related to the Revolver due 2029 and Term Loan due 2029.
Commodity Volatility
The prices of key raw materials, consisting primarily of lauan, gypsum, fiberglass, particleboard, aluminum, softwoods and hardwoods lumber, resin, and petroleum-based products, are influenced by demand and other factors specific to these commodities as well as general inflationary pressures, including those driven by supply chain and logistical disruptions. Prices of certain commodities have historically been volatile and continued to fluctuate in 2024. During periods of volatile commodity prices, we have generally been able to pass both price increases and decreases to our customers in the form of price adjustments. We are exposed to risks during periods of commodity volatility because there can be no assurance future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw material cost increases or decreases. We do not believe that commodity price volatility had a material effect on results of operations for the periods presented.
Equity Price Risk

The fair value of the 1.75% Convertible Notes is subject to market risk and other factors due to the conditional conversion feature. The fair value of the 1.75% Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decreases. The 1.75% Convertible Notes are carried at amortized cost and their fair value is presented for disclosure purposes only.

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

In connection with the pricing of the 1.75% Convertible Notes, we entered into convertible note hedge transactions with certain of the initial purchasers and/or their respective affiliates (the “option counterparties”). At the same time, we entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the 1.75% Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. See Note 9 "Derivative Financial Instruments" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included a review of the documentation of controls, an assessment of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. As permitted under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of the operations of businesses acquired in 2024, which are described in Note 3 "Acquisitions" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. Businesses acquired in 2024 represented approximately 8% of consolidated net sales for the year ended December 31, 2024 and approximately 3% of consolidated total assets as of December 31, 2024. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2024.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited our internal control over financial reporting as of December 31, 2024, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm” included elsewhere in this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2024 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Company
The information required by this item with respect to directors is set forth in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A (the “2025 Proxy Statement”) under the captions “Election of Directors” and “Delinquent Section 16(a) Reports,” which information is hereby incorporated herein by reference.
Executive Officers of the Registrant
The information required by this item is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.
Audit Committee
Information on our Audit Committee is contained under the caption “Audit Committee” in the Company's 2025 Proxy Statement and is incorporated herein by reference.
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
Corporate Governance
Information on our corporate governance practices is contained under the caption “Corporate Governance Highlights” in the Company's 2025 Proxy Statement and incorporated herein by reference.
Insider Trading Policies and Procedures

We have adopted an Insider Trading Policy governing the purchase, sale and other disposition of our securities by directors, officers, and employees that is designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards, as well as procedures designed to further the foregoing purposes. In addition, it is our intent to comply with applicable laws and regulations relating to the Company trading in its own securities.
A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth in our 2025 Proxy Statement under the caption “Executive Compensation," "Compensation Committee Interlocks and Director Participation," and "Compensation Committee Report," and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in our 2025 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in our 2025 Proxy Statement under the captions “Related Party Transactions” and “Corporate Governance Highlights”, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth in our 2025 Proxy Statement under the heading “Independent Public Accountants,” and is incorporated herein by reference.

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

4.3
Indenture (including Form of Note) with respect to the Company's 1.75% Convertible Senior Notes due 2028, dated as of December 13, 2021. between Patrick Industries, Inc. and U.S. Bank National Association, as trustee. (filed as Exhibit 4.1 to the Company's Form 8-K filed on December 13, 2021 and incorporated herein by reference)

4.4
Indenture, dated as of October 22, 2024, among Patrick Industries, Inc., the guarantors from time to time party thereto and U.S. Bank Trust Company, National Association, as Trustee (filed as Exhibit 4.1 to the Company's Form 8-K filed on October 28, 2024 and incorporated herein by reference).

4.5
Supplemental Indenture, dated as of October 24, 2024, to the indenture dated as of October 22, 2024, among Patrick Industries, Inc., the guarantors from time to time party thereto and U.S. Bank Trust Company, National Association, as Trustee (filed as Exhibit 4.2 to the Company's Form 8-K filed on October 28, 2024 and incorporated herein by reference).

4.6
Indenture, dated as of October 24, 2024, to the indenture dated as of April 20, 2021, among Patrick Industries, Inc., the guarantors from time to time party thereto and U.S. Bank Trust Company, National Association, as Trustee (filed as Exhibit 4.3 to the Company's Form 8-K filed on October 28, 2024 and incorporated herein by reference).

4.7
Indenture, dated as of October 24, 2024, to the indenture dated as of December 13, 2021, among Patrick Industries, Inc., the guarantors from time to time party thereto and U.S. Bank Trust Company, National Association, as Trustee (filed as Exhibit 4.4 to the Company's Form 8-K filed on October 28, 2024 and incorporated herein by reference).

4.8**	Description of the Company’s common stock.

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

10.8
Fifth Amended and Restated Credit Agreement dated October 24, 2024 by and among the Company, the Guarantors, the lenders from time to time a party thereto and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Company's Form 8-K filed on October 28, 2024 and incorporated herein by reference).

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

10.22*
Employment Agreement, dated March 5, 2024, by and between Patrick Industries, Inc. and Andrew C. Roeder (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 5, 2024 and incorporated herein by reference)

19.1**	Insider Trading Policy

21**	Subsidiaries of the Registrant.

23.1**	Consent of Deloitte & Touche LLP.

31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32**	Certification pursuant to 18 U.S.C. Section 1350.

97**	Incentive Compensation Recovery Policy
XBRL Exhibits.
Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Consolidated Statements of Cash Flows, and the related Notes to these financial statements in detail tagging format.
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

PATRICK INDUSTRIES, INC.

Date: February 20, 2025	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Chief Executive Officer
Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andy L. Nemeth	Chairman of the Board	February 20, 2025
Andy L. Nemeth	Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew C. Roeder	Executive Vice President - Finance,	February 20, 2025
Andrew C. Roeder	Chief Financial Officer, and Treasurer
(Principal Financial Officer)

/s/ Matthew S. Filer	Senior Vice President - Finance,	February 20, 2025
Matthew S. Filer	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Joseph M. Cerulli	Director	February 20, 2025
Joseph M. Cerulli

/s/ Todd M. Cleveland	Director	February 20, 2025
Todd M. Cleveland

/s/ John A. Forbes	Lead Independent Director	February 20, 2025
John A. Forbes

/s/ Michael A. Kitson	Director	February 20, 2025
Michael A. Kitson

/s/ Pamela R. Klyn	Director	February 20, 2025
Pamela R. Klyn

/s/ Derrick B. Mayes	Director	February 20, 2025
Derrick B. Mayes

/s/ Denis G. Suggs	Director	February 20, 2025
Denis G. Suggs

/s/ M. Scott Welch	Director	February 20, 2025
M. Scott Welch

PATRICK INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Patrick Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Patrick Industries, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

As described in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the operations of businesses acquired in 2024, which are described in Note 3, whose financial statements constitute less than 8% of consolidated net sales for the year ended December 31, 2024 and approximately 3% of consolidated total assets as of December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at these businesses.

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

Acquisitions - Sportech - Customer Relationships and Trademark Intangible Assets - Refer to Note 3 to the financial statements

Critical Audit Matter Description
The Company completed the acquisition of Sportech for approximately $319 million in January 2024. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including a customer relationships intangible asset and a trademark intangible asset of $152 million and $21 million, respectively. Management estimated the fair value of the customer relationships intangible asset using the multi-period excess earnings method and the fair value of the trademark intangible asset using the relief-from-royalty method, both such methods being specific discounted cash flow methods. The fair value determination of these intangible assets required management to make significant estimates and assumptions related to future cash flows, specifically revenue growth and profit margins, and the selection of the discount rates and, specifically for the trademark intangible asset, the selection of the royalty rate.

We identified these intangible assets for Sportech as a critical audit matter because of the significant estimates and assumptions management made to fair value these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s valuation methodologies, forecasts of future cash flows, specifically revenue growth and profit margins, and the selection of the discount rates and, for the trademark intangible asset, the royalty rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation methodologies, the forecasts of future cash flows, specifically revenue growth and profit margins, and the selection of the discount rates and trademark intangible asset royalty rate included the following, among others:

•We tested the effectiveness of controls over the valuation of the customer relationships and trademark intangible assets, including management’s controls over the valuation methodologies, forecasts of future cash flows, specifically revenue growth and profit margins, and selection of the discount rates and trademark intangible asset royalty rate.

•We assessed the reasonableness of management’s forecast of future cash flows, specifically revenue growth and profit margins, by comparing the projections to historical results and certain peer companies.

•With the assistance of our internal fair value specialists, we evaluated the reasonableness of the valuation methodologies, discount rates, and trademark intangible asset royalty rate by:

◦Assessing whether the selected valuation methodologies align with generally accepted valuation methodologies.

◦Testing the source information underlying the determination of the discount rates and trademark intangible asset royalty rate.

◦Testing the mathematical accuracy of the calculations.

◦Developing ranges of independent estimates and comparing those to the rates selected by management.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 20, 2025
We have served as the Company's auditor since 2019.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
($ in thousands, except per share data)	2024	2023	2022
NET SALES	$3,715,683	$3,468,045	$4,881,872
Cost of goods sold	2,879,793	2,685,812	3,821,934
GROSS PROFIT	835,890	782,233	1,059,938

Operating Expenses:
Warehouse and delivery	155,821	143,921	163,026
Selling, general and administrative	325,754	299,418	327,513
Amortization of intangible assets	96,275	78,694	73,229
Total operating expenses	577,850	522,033	563,768
OPERATING INCOME	258,040	260,200	496,170
Interest expense, net	79,470	68,942	60,760
Income before income taxes	178,570	191,258	435,410
Income taxes	40,169	48,361	107,214
NET INCOME	$138,401	$142,897	$328,196

BASIC EARNINGS PER COMMON SHARE (1)	$4.25	$4.43	$9.88
DILUTED EARNINGS PER COMMON SHARE (1)	$4.11	$4.33	$8.99

Weighted average shares outstanding - Basic (1)	32,568	32,278	33,210
Weighted average shares outstanding - Diluted (1)	33,699	33,038	36,707
(1)Prior year periods reflect the impact of the three-for-two stock split paid on December 13, 2024. See Note 1 "Basis of Presentation and Significant Accounting Policies" for further details.
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in thousands)	2024	2023	2022
NET INCOME	$138,401	$142,897	$328,196
Other comprehensive income (loss), net of tax:
Change in unrealized gain on hedge derivatives	—	—	757
Foreign currency translation loss	(40)	(75)	(97)
Other	113	(229)	873
Total other comprehensive income (loss)	73	(304)	1,533
COMPREHENSIVE INCOME	$138,474	$142,593	$329,729
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands)	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$33,561	$11,409
Trade and other receivables, net	178,206	163,838
Inventories	551,617	510,133
Prepaid expenses and other	59,233	49,251
Total current assets	822,617	734,631
Property, plant and equipment, net	384,903	353,625
Operating lease right-of-use-assets	200,697	177,717
Goodwill	797,236	637,393
Intangible assets, net	802,889	651,153
Other non-current assets	12,612	7,929
TOTAL ASSETS	$3,020,954	$2,562,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,250	$7,500
Current operating lease liabilities	53,697	48,761
Accounts payable	187,915	140,524
Accrued liabilities	105,753	111,711
Total current liabilities	353,615	308,496
Long-term debt, less current maturities, net	1,311,684	1,018,356
Long-term operating lease liabilities	151,026	132,444
Deferred tax liabilities, net	61,346	46,724
Other long-term liabilities	14,917	11,091
TOTAL LIABILITIES	1,892,588	1,517,111

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, no par value, 40,000,000 shares authorized, 33,567,048 and 33,240,912 issued and outstanding as of December 31, 2024 and 2023, respectively (1)	202,353	203,258
Accumulated other comprehensive loss	(926)	(999)
Retained earnings	926,939	843,078
TOTAL SHAREHOLDERS’ EQUITY	1,128,366	1,045,337
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,020,954	$2,562,448
(1)The prior year period reflects the impact of the three-for-two stock split paid on December 13, 2024. See Note 1 "Basis of Presentation and Significant Accounting Policies" for further details.

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$138,401	$142,897	$328,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,545	144,543	130,757
Amortization of deferred debt financing costs	3,270	3,239	3,892
Stock-based compensation expense	16,775	19,429	21,751
Deferred income taxes	(6,481)	(591)	(9,349)
(Gain) loss on sale of property, plant and equipment	(237)	585	(5,560)
Loss on extinguishment of debt	2,549	—	—
Other	376	(325)	2,744
Change in operating assets and liabilities, net of business acquisitions:
Trade and other receivables, net	10,847	8,923	26,056
Inventories	(1,863)	162,181	(11,896)
Prepaid expenses and other assets	(7,609)	(3,931)	20,123
Accounts payable, accrued liabilities and other	4,268	(68,278)	(94,976)
Net cash provided by operating activities	326,841	408,672	411,738
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(75,682)	(58,987)	(79,883)
Proceeds from sale of property, plant, and equipment	2,411	1,362	7,620
Business acquisitions, net of cash acquired	(411,747)	(25,859)	(248,899)
Purchase of intangible assets and other investing activities	(27,831)	(3,061)	(305)
Net cash used in investing activities	(512,849)	(86,545)	(321,467)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	125,000	—	—
Term debt repayments	(130,938)	(7,500)	(7,500)
Borrowing on revolver	1,320,385	488,440	839,436
Repayments on revolver	(1,220,385)	(568,728)	(894,147)
Repayment of convertible notes	—	(172,500)	—
Proceeds from senior notes offering	500,000	—	—
Repayment of senior notes	(300,000)	—	—
Cash dividends paid to shareholders	(50,187)	(42,140)	(32,869)
Stock repurchases under buyback program	(4,661)	(18,808)	(77,117)
Taxes paid for share-based payment arrangements	(17,334)	(12,132)	(10,227)
Payment of deferred financing costs	(9,212)	—	(2,464)
Payment of contingent consideration from business acquisitions	(4,652)	(1,460)	(5,580)
Proceeds from exercise of common stock options	21	1,413	195
Other financing activities	123	(150)	—
Net cash provided by (used in) financing activities	208,160	(333,565)	(190,273)
Net increase (decrease) in cash and cash equivalents	22,152	(11,438)	(100,002)
Cash and cash equivalents at beginning of year	11,409	22,847	122,849
Cash and cash equivalents at end of year	$33,561	$11,409	$22,847
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

($ in thousands)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2022	$196,383	$59,668	$(2,228)	$513,734	$767,557
Impact of adoption of ASU 2020-06	—	(59,668)	—	15,975	(43,693)
Net income	—	—	—	328,196	328,196
Dividends declared	—	—	—	(33,160)	(33,160)
Other comprehensive income, net of tax	—	—	1,533	—	1,533
Share repurchases under buyback program	(11,099)	—	—	(65,884)	(76,983)
Issuance of shares upon exercise of common stock options	195	—	—	—	195
Repurchase of shares for tax payments related to the vesting and exercise of share-based grants	(10,227)	—	—	—	(10,227)
Stock-based compensation expense	21,751	—	—	—	21,751
Balance at December 31, 2022	$197,003	$—	$(695)	$758,861	$955,169
Net income	—	—	—	142,897	142,897
Dividends declared	—	—	—	(42,327)	(42,327)
Other comprehensive loss, net of tax	—	—	(304)	—	(304)
Share repurchases under buyback program	(2,455)	—	—	(16,353)	(18,808)
Issuance of shares upon exercise of common stock options	1,413	—	—	—	1,413
Repurchase of shares for tax payments related to the vesting and exercise of share-based grants	(12,132)	—	—	—	(12,132)
Stock-based compensation expense	19,429	—	—	—	19,429
Balance at December 31, 2023	$203,258	$—	$(999)	$843,078	$1,045,337
Net income	—	—	—	138,401	138,401
Dividends declared	—	—	—	(50,246)	(50,246)
Other comprehensive income, net of tax	—	—	73	—	73
Stock repurchases under buyback program	(367)	—	—	(4,294)	(4,661)
Issuance of shares upon exercise of common stock options	21	—	—	—	21
Repurchase of shares for tax payments related to the vesting and exercise of share-based grants	(17,334)	—	—	—	(17,334)
Stock-based compensation expense	16,775	—	—	—	16,775
Balance at December 31, 2024	$202,353	$—	$(926)	$926,939	$1,128,366
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Patrick Industries, Inc. (“Patrick” or the “Company”) operations consist of the manufacture and distribution of component products and materials for use primarily by the recreational vehicle (“RV”), marine, powersports, manufactured housing (“MH”) and industrial markets for customers throughout the United States and Canada. As of December 31, 2024, the Company maintained approximately 179 manufacturing plants and 47 distribution facilities located in 25 states with a small presence in Mexico, China and Canada. Patrick operates in two business segments: Manufacturing and Distribution.
Reclassified Amounts
Certain amounts have been reclassified in prior years' financial statements to conform with current year presentation. These reclassifications are immaterial to the overall financial statements.
Previously, our sales to the powersports end market were included in the Company’s marine end market sales. Effective with the first quarter of 2024, powersports net sales are being reported separately after the January 2024 acquisition of Sportech, LLC, as disclosed in Note 2 "Revenue Recognition".
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates include the valuation of goodwill and indefinite-lived intangible assets, the valuation of long-lived assets, the allowance for credit losses, excess and obsolete inventories, assets acquired and liabilities assumed in a business combination, the valuation of estimated contingent consideration, deferred tax asset valuation allowances, and certain accrued liabilities. Actual results could differ from the amounts reported.
Revenue Recognition
The Company is a major manufacturer and distributor of component products and materials serving original equipment manufacturers and other customers in the RV, marine, powersports, MH, and industrial industries. Revenue is recognized when or as control of the promised goods transfers to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The Company’s contracts typically consist of a single performance obligation to manufacture and provide the promised goods. To the extent a contract is deemed to have multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation using the standalone selling price of each distinct good in the contract. The transaction price for contracts may include reductions to the transaction price for estimated volume discounts and rebates and other customer incentives. There are no material instances in any period presented where variable consideration was constrained and not recorded at the initial time of sale.
Manufacturing segment revenue is recognized when control of the products transfers to the customer which is the point when the customer gains the ability to direct the use of and obtain substantially all the remaining benefits from the asset, which is generally upon delivery of goods, or upon shipment of goods in certain circumstances. In limited circumstances, where the products are customer specific with no alternative use to the Company, and the Company has a legally enforceable right to payment for performance to date with a reasonable margin, revenue is recognized over the contract term based on the cost-to-

cost method. However, the financial impact of these contracts is immaterial considering the short production cycles and limited inventory days on hand.
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
Contract assets, representing the Company’s rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time), were immaterial in all periods presented.
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
Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available for diluted shares (calculated as net income plus the after-tax effect of interest on potentially dilutive convertible notes, where applicable) by the weighted-average number of common shares outstanding, plus the weighted-average impact of potentially dilutive convertible notes, plus the dilutive effect of stock options, SARS, and certain restricted stock awards (collectively, “Common Stock Equivalents”). The dilutive effect of Common Stock Equivalents is calculated under the treasury stock method using the average market price for the period. Common Stock Equivalents are not included in the computation of diluted earnings per common share if their effect would be anti-dilutive.
On November 18, 2024, the Board of Directors declared a three-for-two stock split of the Company's common stock, to be effected in the form of a stock dividend. Shareholders of record as of the close of business on November 29, 2024 received one additional share for every two shares held which was paid on December 13, 2024. The Company's stock began trading on a post-split basis on December 16, 2024. Cash paid in lieu of fractional shares was immaterial. All share and per share information has been updated on a retrospective basis for all periods presented. See Note 13 "Earnings Per Common Share" for the calculation of both basic and diluted earnings per common share.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents as of December 31, 2024 and 2023, respectively.
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

	As of December 31,
($ in thousands)	2024	2023
Trade receivables	$149,146	$136,796
Other receivables	32,768	31,046
Allowance for credit losses	(3,708)	(4,004)
Total	$178,206	$163,838
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

Prepaid Expenses and Other

	As of December 31,
($ in thousands)	2024	2023
Vendor rebates receivable	$9,877	$9,303
Prepaid expenses	31,543	22,868
Vendor and other deposits	14,503	8,211
Prepaid income taxes	3,310	8,869
Total	$59,233	$49,251
Property, Plant and Equipment
The costs of major improvements that materially extend the useful life of property are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is determined based on a straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized over the lesser of their useful lives or the related lease term.
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual impairment test based on their estimated fair value. The Company reviews goodwill and indefinite-lived intangible assets for impairment in the fourth quarter, or more frequently, if events or changes in circumstances indicate the assets might be impaired. The impairment test was performed on September 30, 2024.
In conducting its impairment testing, the Company estimates the fair value of our reporting units using both an income and market based approach and the fair value of our indefinite-lived intangible assets using an income based approach. The market approach includes a comparison of multiples of earnings before interest, taxes, depreciation and amortization for the reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. The income approach calculates the present value of expected cash flows to determine the estimated fair value of our reporting units or indefinite-lived intangible assets. Additionally, the income approach requires us to estimate future cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Estimated royalty rates applied to projected revenues are based on comparable industry studies and consideration of operating margins. The assumptions we use to estimate future cash flows are consistent with the assumptions that our reporting units use for internal planning purposes. When calculating the present value of future cash flows under the income approach, we take into consideration multiple variables, including forecasted sales volumes and operating income, current industry and economic conditions, and historical results.
If we determine that the estimated fair value of each reporting unit or indefinite-lived intangible asset exceeds its carrying amount, the reporting unit's goodwill or indefinite-lived intangible asset is not impaired. Our fourth quarter 2024 goodwill impairment test concluded that the fair values of each of our reporting units exceeded their carrying values. Our 2024 indefinite-lived intangibles test also concluded that the fair values of these intangibles exceeded their respective carrying values.
Long-Lived Assets
When events or conditions warrant, the Company evaluates the recoverability of long-lived assets other than goodwill and indefinite-lived intangible assets, which includes property, plant and equipment, finite-lived intangible assets, and lease right-of-use assets, and considers whether these assets are impaired. The Company assesses the recoverability of these assets based upon several factors, including management's intention with respect to the assets and their projected future undiscounted cash flows. If projected undiscounted cash flows are less than the carrying amount of the assets, the Company adjusts the carrying amounts of such assets to their estimated fair value. A significant adverse change in the Company’s business climate in future periods could result in a significant loss of market share or the inability to achieve previously projected revenue growth and could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge.

Finite-lived intangible assets are amortized on a straight-line basis over their useful lives, as detailed further in Note 6 "Goodwill and Intangible Assets".
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
Leases
The Company determines whether an arrangement is a lease at inception. For leases where the Company is the lessee, a lease liability and a right-of-use asset are recognized for all leases, with the exception of short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and is measured as the present value of the lease payments. As the rate implicit in the lease is usually not known at lease commencement, the Company uses its incremental borrowing rate to discount the lease obligation. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and is measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the Company’s initial direct costs. Additionally, the Company has lease agreements containing lease and non-lease components which are accounted for as a single lease component. See Note 14 "Leases" for additional information.

Recently Issued Accounting Pronouncements
Adoption of New Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU during the year ended December 31, 2024 and applied the requirements for the fiscal year ended December 31, 2024 on a retrospective basis to all periods presented. The Company will begin to apply the disclosure requirements in interim periods beginning in 2025. The adoption of this guidance did not have a significant impact on Patrick’s consolidated financial statements. See Note 17 "Segment Reporting" for further detail.
Accounting Standards Not Yet Adopted
In November 2024, the FASB" issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The amendments in this update require public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively or retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2024-03 will have on the Company's consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, "Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments". The amendments in this update are intended to clarify disclosure requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This ASU is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2024-04 will have on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating this guidance to determine the impact on its disclosures; however, adoption will not impact our consolidated financial statements.
2.    REVENUE RECOGNITION
In the following table, revenue from contracts with customers, is disaggregated by market type and by reportable segment, consistent with how the Company believes the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Year Ended December 31, 2024
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$1,121,128	$504,083	$1,625,211
Marine	530,828	39,896	570,724
Powersports	338,904	13,329	352,233
Manufactured Housing	300,689	381,401	682,090
Industrial	449,685	35,740	485,425
Total	$2,741,234	$974,449	$3,715,683

	Year Ended December 31, 2023
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$1,018,003	$485,339	$1,503,342
Marine	743,826	38,749	782,575
Powersports	109,362	12,592	121,954
Manufactured Housing	258,551	309,659	568,210
Industrial	457,041	34,923	491,964
Total	$2,586,783	$881,262	$3,468,045

	Year Ended December 31, 2022
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$1,777,584	$815,478	$2,593,062
Marine	868,996	44,515	913,511
Powersports	89,977	13,024	103,001
Manufactured Housing	344,983	359,618	704,601
Industrial	522,226	45,471	567,697
Total	$3,603,766	$1,278,106	$4,881,872
3.    ACQUISITIONS
General
Business combinations generally take place to strengthen Patrick's positions in existing markets and increase its market share and per unit content, expand into additional markets, or gain key technology. Acquisitions meeting the definition of a business combination are accounted for under the acquisition method of accounting. For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired is recorded as goodwill, which generally represents the combined value of the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, market share growth and net income.

The Company completed the acquisitions representing business combinations discussed below during the years ended December 31, 2024, 2023 and 2022. The acquisitions were funded through cash on hand or borrowings under the Company’s credit facility in existence at the time of acquisition. For each of the acquisitions discussed, we either acquired the assets and assumed the liabilities of the business, or acquired 100% of the equity interests. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one-year measurement period. For those acquisitions where the purchase price allocation is provisional, which includes certain acquisitions completed in 2024, the Company is still in the process of finalizing the fair values of acquired intangible assets and fixed assets.

For the years ended December 31, 2024, 2023 and 2022, revenue of approximately $295.7 million, $17.7 million and $121.8 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such respective year.
For the years ended December 31, 2024, 2023 and 2022, operating income of approximately $47.2 million, $1.0 million and $19.4 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such respective year.
Acquisition-related costs associated with the businesses acquired in 2024 were $5.0 million. Acquisition-related costs associated with the businesses acquired in 2023 and 2022 were immaterial in each respective year.
Contingent Consideration
In connection with certain acquisitions, the Company is required to pay additional cash consideration to the sellers if certain financial results of the acquired businesses are achieved. The Company records a liability for the estimated fair value of the contingent consideration related to each of these acquisitions as part of the initial purchase price based on the present value of the expected future cash flows and the probability of future payments at the date of acquisition.
The following table provides a reconciliation of the beginning and ending aggregate fair values of the contingent consideration:

	Year Ended December 31,
($ in thousands)	2024	2023
Balance at January 1	$8,510	$9,213
Additions	2,030	3,590
Fair value adjustments	(1,900)	917
Settlements	(5,032)	(5,210)
Balance at December 31	$3,608	$8,510
The following table shows the balance sheet location of the fair value of contingent consideration and the maximum amount of contingent consideration payments the Company may be subject to:

	As of December 31,
($ in thousands)	2024	2023
Accrued liabilities	$1,665	$7,500
Other long-term liabilities	1,943	1,010
Total fair value of contingent consideration	$3,608	$8,510
Maximum amount of contingent consideration	$8,618	$8,510
2024 Acquisitions
The Company completed seven acquisitions in the year ended December 31, 2024, including the following previously announced acquisitions (collectively, the "2024 Acquisitions"):

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

ICON Direct LLC doing business as RecPro ("RecPro")	Distribution	Leading e-commerce business and aftermarket platform specializing in creating and marketing component products, systems, and solutions for the RV and marine end markets, based in Bristol, Indiana, acquired in September 2024
Inclusive of five acquisitions not discussed above, total cash consideration for the 2024 Acquisitions was approximately $411.7 million, plus working capital holdbacks and contingent consideration over a three-year period based on future performance in connection with certain acquisitions. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus certain purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Changes to preliminary purchase accounting estimates recorded in 2024 related to the 2024 Acquisitions were immaterial.
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

Inclusive of two acquisitions not discussed above, total cash consideration for the 2023 Acquisitions was approximately $26.3 million, plus contingent consideration over a two-year period based on future performance in connection with certain acquisitions. Purchase price allocations and all valuation activities in connection with the 2023 Acquisitions have been finalized. Changes to preliminary purchase accounting estimates recorded in 2024 related to the 2023 Acquisitions were immaterial and relate primarily to the valuation of intangible and fixed assets.
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
Pro Forma Information (Unaudited)
The following pro forma information assumes the 2024 Acquisitions and 2023 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of each of the 2024 Acquisitions and 2023 Acquisitions, combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.
The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition.
In addition, the pro forma information includes incremental amortization expense, net of tax related to intangible assets acquired of $3.7 million and $14.9 million for the years ended December 31, 2024 and 2023, respectively, in connection with the acquisitions as if they occurred as of the beginning of the year immediately preceding each such acquisition.

	Year Ended December 31,
($ in thousands, except per share data)	2024	2023
Net sales	$3,801,996	$3,841,655
Net income	$145,102	$152,117
Basic earnings per common share (1)	$4.46	$4.71
Diluted earnings per common share (1)	$4.31	$4.60
(1)The prior year period reflects the impact of the three-for-two stock split paid on December 13, 2024. See Note 1 "Basis of Presentation and Significant Accounting Policies" for further details.
The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the acquisition for 2024, 2023, and 2022 Acquisitions:

	2024 Acquisitions			2023 Acquisitions	2022 Acquisitions
($ in thousands)	Sportech	All Others	Total		Acquisition A	Acquisition B	All Others	Total
Consideration:
Cash, net of cash acquired	$319,073	$92,631	$411,704	$26,294	$132,557	$94,705	$20,824	$248,086
Working capital holdback and other, net	—	4,201	4,201	—	—	—	—	—
Contingent consideration (1)	—	2,030	2,030	1,600	—	—	1,840	1,840
Total consideration	$319,073	$98,862	$417,935	$27,894	$132,557	$94,705	$22,664	$249,926

Assets Acquired:
Trade receivables	$21,588	$2,258	$23,846	$1,293	$20,640	$4,880	$905	$26,425
Inventories	20,611	19,010	39,621	4,430	32,744	8,732	2,352	43,828
Prepaid expenses & other	1,766	4,139	5,905	105	1,325	164	127	1,616
Property, plant & equipment	18,766	7,083	25,849	8,165	4,681	8,086	1,464	14,231
Operating lease right-of-use assets	15,096	1,283	16,379	1,044	2,917	1,435	599	4,951
Identifiable intangible assets:
Customer relationships	152,000	17,560	169,560	10,075	58,000	30,970	7,055	96,025
Non-compete agreements	2,000	2,375	4,375	270	500	—	310	810
Patents	17,500	600	18,100	—	7,500	9,500	—	17,000
Trademarks	20,500	8,000	28,500	—	17,000	8,080	1,310	26,390
Liabilities Assumed:
Current portion of operating lease obligations	(1,437)	(585)	(2,022)	(262)	(512)	(289)	(273)	(1,074)
Accounts payable & accrued liabilities	(32,398)	(4,068)	(36,466)	(514)	(24,521)	(3,336)	(1,279)	(29,136)
Operating lease obligations	(13,658)	(699)	(14,357)	(781)	(2,405)	(1,146)	(326)	(3,877)
Deferred tax liabilities	(21,288)	—	(21,288)	—	(19,930)	(12,684)	—	(32,614)
Total fair value of net assets acquired	201,046	56,956	258,002	23,825	97,939	54,392	12,244	164,575
Goodwill (2)	118,027	41,906	159,933	5,814	34,618	40,313	10,420	85,351
Bargain purchase gain	—	—	—	(1,745)	—	—	—	—
	$319,073	$98,862	$417,935	$27,894	$132,557	$94,705	$22,664	$249,926
(1)These amounts reflect the acquisition date fair value of contingent consideration based on future results relating to certain acquisitions.
(2)Goodwill is tax-deductible for the 2024 Acquisitions, except for Sportech which is only partially tax-deductible, for the 2023 Acquisitions, and for the 2022 Acquisitions, except Acquisition A and Acquisition B (totaling approximately $74.9 million).

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
4.    INVENTORIES

	As of December 31,
($ in thousands)	2024	2023
Raw materials	$292,730	$269,786
Work in process	18,157	16,596
Finished goods	103,318	107,675
Less: reserve for inventory excess and obsolescence	(16,456)	(15,990)
Total manufactured goods, net	397,749	378,067
Materials purchased for resale (distribution products)	161,492	140,147
Less: reserve for inventory excess and obsolescence	(7,624)	(8,081)
Total materials purchased for resale (distribution products), net	153,868	132,066
Total inventories	$551,617	$510,133
5.    PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (years)	As of December 31,
($ in thousands)		2024	2023
Land and improvements		$26,512	$19,502
Building and improvements	30	85,629	85,941
Machinery and equipment	3-7	545,791	470,689
Capitalized software	3	20,159	14,331
Transportation equipment	5	24,788	21,900
Leasehold improvements (1)		41,378	33,736
Property, plant and equipment, gross		744,257	646,099
Less: accumulated depreciation		(359,354)	(292,474)
Property, plant and equipment, net		$384,903	$353,625
(1)Leasehold improvements are amortized over the shorter of the useful life of those leasehold improvements and the remaining life of the lease term.
Total depreciation expense for property, plant and equipment for the years ended December 31, 2024, 2023, and 2022 was $70.2 million, $65.8 million and $57.5 million, respectively.

Accrued capital expenditures were approximately $7.3 million, $2.1 million and $1.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

6.    GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at January 1, 2023	$558,362	$70,901	$629,263
Acquisitions	—	5,905	5,905
Adjustment to prior year preliminary purchase price allocation	2,008	217	2,225
Balance at December 31, 2023	$560,370	$77,023	$637,393
Acquisitions	119,859	40,074	159,933
Adjustment to prior year preliminary purchase price allocation	17	(107)	(90)
Balance at December 31, 2024	$680,246	$116,990	$797,236
As of December 31, 2024 and 2023, accumulated impairment of goodwill in the Manufacturing segment was $27.4 million.
Intangible assets, net consist of the following:

	As of December 31,
($ in thousands)	2024	2023
Customer relationships	$924,720	$729,664
Non-compete agreements	25,776	21,561
Patents	89,641	69,401
Trademarks	225,527	197,027
Intangible assets, gross	1,265,664	1,017,653
Less: accumulated amortization:
Customer relationships	(419,358)	(332,220)
Non-compete agreements	(20,065)	(18,322)
Patents	(23,352)	(15,958)
Intangible assets, net	$802,889	$651,153
Changes in the carrying value of intangible assets for the years ended December 31, 2024 and 2023 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at January 1, 2023	$622,647	$97,583	$720,230
Additions (1)	3,061	11,000	14,061
Amortization	(67,645)	(11,049)	(78,694)
Adjustment to prior year preliminary purchase price allocation	(4,360)	(84)	(4,444)
Balance at December 31, 2023	$553,703	$97,450	$651,153
Additions (1)	199,966	48,400	248,366
Amortization	(82,538)	(13,737)	(96,275)
Adjustment to prior year preliminary purchase price allocation	—	(355)	(355)
Balance at December 31, 2024	$671,131	$131,758	$802,889

(1)Includes intangible assets acquired that did not meet the definition of a business combination of $27.8 million and $3.4 million for the years ended December 31, 2024 and 2023, respectively.
Estimated amortization expense for the years ending December 31, 2025 through 2029 is presented below:

($ in thousands)
2025	$90,696
2026	$84,924
2027	$78,292
2028	$65,787
2029	$61,712
7.    DEBT
The following table presents a summary of total debt outstanding:

	As of December 31,
($ in thousands)	2024	2023
Long-term debt:
Term loan due 2027	$—	$129,375
Term loan due 2029	123,438	—
Revolver due 2029	100,000	—
7.50% senior notes due 2027	—	300,000
1.75% convertible notes due 2028	258,750	258,750
4.75% senior notes due 2029	350,000	350,000
6.375% senior notes due 2032	500,000	—
Total debt	1,332,188	1,038,125
Less: convertible notes debt discount, net	(3,915)	(4,917)
Less: term loan deferred financing costs, net	(543)	(548)
Less: senior notes deferred financing costs, net	(9,796)	(6,804)
Less: current maturities of long-term debt	(6,250)	(7,500)
Total long-term debt, less current maturities, net	$1,311,684	$1,018,356
2021 Credit Facility
On August 11, 2022, the Company entered into the first amendment of its Fourth Amended and Restated Credit Agreement dated April 20, 2021 (as amended, the “2021 Credit Agreement”), under which the senior secured credit facility was increased to $925 million from $700 million and the maturity date was extended to August 11, 2027 from April 20, 2026. Following this amendment, the senior credit facility under the 2021 Credit Agreement was comprised of a $775 million revolving credit facility (the "Revolver due 2027") and the remaining balance of the $150 million term loan (the "Term Loan due 2027" and together with the Revolver due 2027, the "2021 Credit Facility"). The Company recorded a $0.3 million write-off of deferred financing costs as a result of the amendment, which is included in "Selling, general and administrative" in the Company's consolidated statements of income for the year ended December 31, 2022. Pursuant to the amendment, interest rates for borrowings under the 2021 Credit Agreement transitioned to a Secured Overnight Financing Rate ("SOFR") based option from a London Inter-Bank Offered Rate ("LIBOR") based option. During 2024, the Company entered into the Fifth Amended and Restated Credit Agreement (the “2024 Credit Agreement”), and used borrowings under the 2024 Credit Facility (as defined below), together with a portion of the proceeds from the issuance of the 6.375% Senior Notes (as defined below), to repay all borrowings under its existing 2021 Credit Facility.

2024 Credit Facility
On October 24, 2024, the Company entered into the 2024 Credit Agreement, under which the Company's credit facility was increased to $1.0 billion from $925.0 million and the maturity date was extended to October 24, 2029 from August 11, 2027. The credit facility under the 2024 Credit Agreement (the "2024 Credit Facility") is comprised of an $875.0 million revolving credit facility (the "Revolver due 2029") and a $125.0 million term loan (the "Term Loan due 2029"). Pursuant to the terms of the 2024 Credit Agreement, the interest rate for borrowings under the Revolver due 2029 and the Term Loan due 2029 is either the Prime Rate or SOFR plus a margin, which ranges from 0.00% to 0.75% for Prime Rate loans and from 1.00% to 1.75% for SOFR loans depending on the Company’s consolidated total leverage ratio. The interest rate for incremental borrowings as of December 31, 2024 was SOFR plus 1.75% (or 6.11%) for the SOFR-based option. The Company is required to pay fees on committed but unused portions of the Revolver due 2029, which range from 0.15% to 0.225%. The fee payable on committed but unused portions of the Revolver due 2029 was 0.225% as of December 31, 2024. The Term Loan due 2029 requires quarterly installments of $1,562,500 the last business day of each March, June, September and December, commencing December 31, 2024.
Borrowings under the 2024 Credit Facility are secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors.
Under the terms of the 2024 Credit Agreement, the covenant requiring the Company to have a minimum consolidated fixed charge coverage ratio of 1.5 to 1.0 was replaced with a covenant requiring the Company to have a consolidated interest coverage ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the 2024 Credit Agreement) of not less than 3.0 to 1.0 tested on a quarterly basis. In addition, the 2024 Credit Agreement continues to have a covenant requiring the Company to have a maximum consolidated secured net leverage ratio of 2.75 to 1.00 (increasing to 3.25 to 1.00 in certain circumstances).
The Company determined that the amended terms of the 2024 Credit Agreement were not substantially different from the terms of the Company’s 2021 Credit Agreement prior to the amendment. Accordingly, debt modification accounting treatment was applied and the related impacts were immaterial. The amount of deferred financing costs write-off as a result of the amendment of the 2021 Credit Facility was immaterial in the Company's consolidated statements of income for the year ended December 31, 2024.

6.375% Senior Notes due 2032
On October 22, 2024, the Company issued $500.0 million aggregate principal amount of 6.375% Senior Notes due 2032 (the “6.375% Senior Notes”) in a transaction pursuant to Rule 144A under the Securities Act. The proceeds from the issuance, together with borrowings under the 2024 Credit Facility, were utilized to redeem all of the Company's $300.0 million aggregate principal amount of 7.50% Senior Notes due 2027 (the “7.50% Senior Notes”) on November 7, 2024, to repay all borrowings under the 2021 Credit Facility and to pay fees and expenses in connection with the foregoing. The 6.375% Senior Notes will mature on November 1, 2032. Interest on the 6.375% Senior Notes is payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on May 1, 2025. The effective interest rate on the 6.375% Senior Notes, which includes debt issuance costs, is approximately 6.60%. In connection with the issuance of the 6.375% Senior Notes, the Company incurred and capitalized as a reduction of the principal amount of the 6.375% Senior Notes approximately $6.9 million in deferred financing costs which are being amortized using the effective interest rate over the term of the 6.375% Senior Notes.
The 6.375% Senior Notes are senior unsecured indebtedness of the Company and are guaranteed by each of the Company’s subsidiaries that guarantee the obligations of the Company under the 2024 Credit Facility. If the Company experiences specific kinds of changes of control, the Company must offer to repurchase all of the 6.375% Senior Notes (unless otherwise redeemed) at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. The Company may redeem the 6.375% Senior Notes, in whole or in part, at any time (a) prior to November 1, 2027, at a price equal to 100% of the principal amount thereof, plus the applicable premium described in the associated indenture and accrued and unpaid interest and (b) on or after November 1, 2027 at specified redemption prices set forth in the indenture, plus accrued and unpaid interest. In addition, prior to November 1, 2027, the Company may redeem, in one or more transactions, up to an aggregate of 40% of the original principal amount of the 6.375% Senior Notes at a redemption price equal to 106.375% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings.

1.75% Convertible Senior Notes due 2028
In December 2021, the Company issued $258.75 million aggregate principal amount of 1.75% Convertible Senior Notes due 2028 (the “1.75% Convertible Notes”). The total debt discount of $56.1 million at issuance consisted of two components: (i) the conversion option component, recorded to shareholders' equity, in the amount of $48.8 million, representing the difference between the principal amount of the 1.75% Convertible Notes upon issuance less the present value of the future cash flows of the 1.75% Convertible Notes using a borrowing rate for a similar non-convertible debt instrument and (ii) debt issuance costs of $7.3 million. The conversion option component of the 1.75% Convertible Notes was valued using Level 2 inputs under the fair value hierarchy. The unamortized portion of the total debt discount is being amortized to interest expense over the life of the 1.75% Convertible Notes. The effective interest rate on the 1.75% Convertible Notes, which includes the non-cash interest expense of debt discount amortization and debt issuance costs, was 2.14% as of December 31, 2024.
The net proceeds from the issuance of the 1.75% Convertible Notes were approximately $249.7 million, after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company, but before deducting the net cost of the 1.75% Convertible Note Hedge Transactions and the 1.75% Convertible Note Warrant Transactions (each as defined herein) described in Note 9 "Derivative Financial Instruments". The 1.75% Convertible Notes are senior unsecured obligations of the Company and pay interest semi-annually in arrears on June 1 and December 1 of each year at an annual rate of 1.75%. The 1.75% Convertible Notes will mature on December 1, 2028 unless earlier repurchased or converted in accordance with their terms. Prior to June 1, 2028, the 1.75% Convertible Notes may be converted at the option of the holders only upon the occurrence of specified events and during certain periods, and thereafter until the close of business on the second scheduled trading day immediately preceding the maturity date. The Company will satisfy any conversion by paying cash up to the aggregate principal amount of the 1.75% Convertible Notes to be converted and by paying or delivering, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the 1.75% Convertible Notes being converted. The initial conversion rate for the 1.75% Convertible Notes is 14.9831 shares of the Company's common stock per $1,000 principal amount of the 1.75% Convertible Notes (or 3,876,867 shares in the aggregate) and is equal to an initial conversion price of approximately $66.74 per share. If an event of default on the 1.75% Convertible Notes occurs, the principal amount of the 1.75% Convertible Notes, plus accrued and unpaid interest (including additional interest, if any) may be declared immediately due and payable, subject to certain conditions.
The 1.75% Convertible Notes are guaranteed by each of the Company’s subsidiaries that guarantee the obligations of the Company under the 2024 Credit Facility. 1.75% Convertible Notes holders may convert their Convertible Notes on or after June 28, 2028 at any time at their option. Holders may convert 1.75% Convertible Notes prior to June 28, 2028, only under the following circumstances: (i) during any calendar quarter, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day and (iii) upon the occurrence of certain specified distributions or corporate events.
As of December 31, 2024, the conditional conversion feature of the 1.75% Convertible Notes related to the price of our common stock equaling or exceeding 130% of the conversion price was triggered. As a result, the 1.75% Convertible Notes are convertible, in whole or in part, at the option of the holders from January 1, 2025 to March 31, 2025. Whether the 1.75% Convertible Notes will be convertible in subsequent periods will depend on the continued satisfaction of this condition or another conversion condition in the future. The 1.75% Convertible Notes were also convertible from October 1, 2024 to December 31, 2024 based on satisfying this condition in the prior calendar quarter. No 1.75% Convertible Notes were converted during the period from October 1, 2024 to December 31, 2024. The Company has the intent and ability to utilize available borrowing capacity under the Revolver due 2029 to satisfy any cash conversion obligations that it may have, should holders choose to exercise their conversion rights during the period noted above.
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
The 4.75% Senior Notes are senior unsecured indebtedness of the Company and are guaranteed by each of the Company’s subsidiaries that guarantee the obligations of the Company under the 2024 Credit Facility. If the Company experiences specific kinds of changes of control, the Company must offer to repurchase all of the 4.75% Senior Notes (unless otherwise redeemed) at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. The Company may redeem the 4.75% Senior Notes, in whole or in part, at any time (a) prior to May 1, 2024, at a price equal to 100% of the principal amount thereof, plus the applicable premium described in the associated indenture and accrued and unpaid interest and (b) on or after May 1, 2024 at specified redemption prices set forth in the indenture, plus accrued and unpaid interest. In addition, prior to May 1, 2024, the Company may redeem, in one or more transactions, up to an aggregate of 40% of the original principal amount of the 4.75% Senior Notes at a redemption price equal to 104.75% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings.
7.50% Senior Notes due 2027
In September 2019, the Company issued $300.0 million aggregate principal amount of 7.50% Senior Notes due 2027 (the “7.50% Senior Notes”). As noted above, the Company utilized proceeds from the issuance the 6.375% Senior Notes to redeem at par all of its outstanding $300 million aggregate principal amount of its 7.50% Senior Notes. The Company recorded a $2.5 million write-off of deferred financing costs as a result of the redemption of the 7.50% Senior Notes which is included in "Selling, general and administrative" in the Company's consolidated statement of income for the year ended December 31, 2024.

Debt Maturities
As of December 31, 2024, the aggregate maturities of total long-term debt for the next five fiscal years and thereafter are as follows (in thousands):

2025	$6,250
2026	6,250
2027	6,250
2028	265,000
2029	548,438
Thereafter	500,000
Total	$1,332,188
Letters of credit totaling $5.0 million and $6.9 million were outstanding as of December 31, 2024 and 2023, respectively, that exist to meet credit requirements for the Company’s insurance providers.
Cash paid for interest for the years ended December 31, 2024, 2023 and 2022 was $75.9 million, $66.3 million and $56.9 million, respectively.
8.    FAIR VALUE AND FINANCIAL INSTRUMENTS
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

The following table presents fair values of certain assets and liabilities as of for the years ended December 31, 2024 and December 31, 2023:

	As of December 31,
	2024			2023
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
7.50% senior notes due 2027 (1)	$—	$—	$—	$—	$303.7	$—
1.75% convertible notes due 2028 (1)	$—	$351.3	$—	$—	$295.2	$—
4.75% senior notes due 2029 (1)	$—	$330.3	$—	$—	$320.2	$—
6.375% senior notes due 2032 (1)	$—	$485.0	$—	$—	$—	$—
Term loan due 2029 (1) (2)	$—	$123.4	$—	$—	$—	$—
Term loan due 2027 (1) (2)	$—	$—	$—	$—	$129.4	$—
Revolver due 2029(1) (2)	$—	$100.0	$—	$—	$—	$—
Contingent consideration (3)	$—	$—	$3.6	$—	$—	$8.5
(1)The amounts of these notes listed above are the fair values for disclosure purposes only, and they are recorded in the Company's consolidated balance sheets as of December 31, 2024 and 2023 at carrying value.
(2)The carrying amounts of our term loan and revolving credit facility approximate fair value as of December 31, 2024 and 2023 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
(3)The estimated fair value of the Company's contingent consideration is discussed further in Note 3 "Acquisitions".
9.    DERIVATIVE FINANCIAL INSTRUMENTS
1.75% Convertible Note Hedge Transactions and Warrant Transactions
In December 2021, in connection with the 1.75% Convertible Notes offering, the Company entered into privately negotiated convertible note hedge transactions (together, the “1.75% Convertible Note Hedge Transactions”) with each of Bank of America, N.A., Wells Fargo Bank, National Association and Nomura Global Financial Products, Inc. (together, the “1.75% Convertible Note Hedge Counterparties”). Pursuant to the 1.75% Convertible Note Hedge Transactions, the Company acquired options to purchase the same number of shares of the Company's common stock (or 3,876,867 shares) initially underlying the 1.75% Convertible Notes at an initial strike price equal to the initial strike price of the 1.75% Convertible Notes of approximately $66.74 per share, subject to customary anti-dilution adjustments. The options expire on December 1, 2028, subject to earlier exercise.
At the same time, the Company also entered into separate, privately negotiated warrant transactions (the “1.75% Convertible Note Warrant Transactions”) with each of the 1.75% Convertible Note Hedge Counterparties, pursuant to which the Company sold warrants giving the counterparties the right to purchase the same number of shares of the Company's common stock (or 3,876,867 shares) underlying the 1.75% Convertible Notes, at an initial strike price of approximately $85.30 per share, subject to customary anti-dilution adjustments. The warrants have a final expiration date of July 25, 2029.
The Company paid $57.4 million associated with the cost of the 1.75% Convertible Note Hedge Transactions and received proceeds of $43.7 million related to the 1.75% Convertible Note Warrant Transactions. Together, the 1.75% Convertible Note Hedge Transactions and the 1.75% Convertible Note Warrant Transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the 1.75% Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 1.75% Convertible Notes compared to the potential dilution from the 1.75% Convertible Notes without such transactions. The 1.75% Convertible Note Warrant Transactions may have a dilutive effect on the Company's common stock to the extent that the market price per share of the common stock exceeds the strike price of the warrants. See Note 13 "Earnings Per Common Share" for additional information on the dilutive impact of the 1.75% Convertible Note Warrant Transactions.
As these transactions meet certain accounting criteria, the 1.75% Convertible Note Hedge Transactions and 1.75% Convertible Note Warrant Transactions are recorded in stockholders’ equity and are not accounted for as derivatives.
10.    ACCRUED LIABILITIES

	As of December 31,
($ in thousands)	2024	2023
Employee compensation and benefits	$50,098	$57,702
Property taxes	5,643	6,038
Customer incentives	19,185	21,724
Accrued interest	8,884	7,998
Accrued warranty	5,838	6,130
Income tax payable	6,302	2,372
Other	9,803	9,747
Total accrued liabilities	$105,753	$111,711
The table below summarizes the change in accrued warranty liabilities.

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Beginning balance	$6,130	$12,103	$13,827
Provision	32,091	23,820	29,918
Settlements made during the year (in cash or in kind)	(32,424)	(29,793)	(32,998)
Acquisitions	41	—	1,356
Ending balance	$5,838	$6,130	$12,103
11.    INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Current income tax expense:
U.S. federal	$35,288	$44,126	$92,783
U.S. state and local	11,324	4,816	23,724
Foreign	38	10	56
Total current	46,650	48,952	116,563
Deferred income tax (benefit) expense, net:
U.S federal	(5,509)	(3,578)	(7,348)
U.S. state and local	(971)	2,994	(2,027)
Foreign	(1)	(7)	26
Total deferred	(6,481)	(591)	(9,349)
Total income tax provision	$40,169	$48,361	$107,214
The Company has accounted for in its 2024, 2023, and 2022 income tax provision the impact of Global Intangible Low-Taxed Income, base-erosion anti-abuse tax, interest expense limitations under Section 163(j) of the Internal Revenue Code of

1986, and foreign-derived intangible income deductions, although such provisions were either not applicable or resulted in a zero or immaterial impact to the consolidated financial statements.
A reconciliation of the differences between the actual provision for income taxes and income taxes at the federal statutory income tax rate of 21% is as follows:

	Year Ended December 31,
($ in thousands)	2024		2023		2022
Rate applied to pretax income	$37,500	21.0%	$40,201	21.0%	$91,436	21.0%
State taxes, net of federal tax effect	7,975	4.5%	6,797	3.6%	16,715	3.8%
Research and development tax credits	(3,750)	(2.1)%	(2,889)	(1.5)%	(4,542)	(1.0)%
Section 162(m) permanent addback	4,603	2.6%	6,315	3.3%	7,421	1.7%
Excess tax benefit on stock-based compensation	(6,469)	(3.6)%	(3,513)	(1.8)%	(3,292)	(0.7)%
Other	310	0.1%	1,450	0.7%	(524)	(0.1)%
Income taxes	$40,169	22.5%	$48,361	25.3%	$107,214	24.7%
The composition of the deferred tax assets and liabilities is as follows:

	As of December 31,
($ in thousands)	2024	2023
Deferred tax assets:
Trade receivables allowance	$1,215	$1,339
Inventory capitalization	4,329	3,696
Inventory reserves	8,503	8,322
Federal NOL carryforwards	386	417
State NOL carryforwards	453	745
Accrued expenses	18,831	20,819
Deferred compensation	805	750
Operating lease liabilities	50,784	45,371
Share-based compensation	6,498	7,045
Capitalized research & experimentation costs	30,140	23,751
Other	278	—
Total deferred tax assets before valuation allowance	122,222	112,255
Less: valuation allowance	(480)	(477)
Total deferred tax assets, net of valuation allowance	$121,742	$111,778
Deferred tax liabilities:
Prepaid expenses	$(5,569)	$(2,948)
Operating lease right-of-use assets	(49,785)	(44,498)
Depreciation expense	(45,026)	(46,783)
Intangibles	(82,708)	(63,977)
Other	—	(296)
Total deferred tax liabilities	(183,088)	(158,502)
Net deferred tax liabilities	$(61,346)	$(46,724)
Cash paid by the Company for income taxes was $38.1 million, $84.3 million and $117.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024 and December 31, 2023, the Company had gross federal, state, and foreign net operating losses, of approximately $12.8 million and $15.4 million, respectively. These loss carryforwards generally expire between tax years ending December 31, 2024 and December 31, 2041. The components of the valuation allowance relate to certain acquired federal, state and foreign net operating loss carryforwards that the Company anticipates will not be utilized prior to their expiration, either due to income limitations or limitations under Section 382 of the Internal Revenue Code of 1986. The tax effected values of these net operating losses are $0.8 million and $1.2 million at December 31, 2024 and 2023, respectively, exclusive of valuation allowances of $0.5 million and $0.5 million at December 31, 2024 and 2023, respectively.
The Company is subject to periodic audits by domestic tax authorities. For the majority of tax jurisdictions, the U.S. federal statute of limitations remains open for the years 2021 and later. Uncertain tax benefits were immaterial as of December 31, 2024 and 2023 and activity related to uncertain tax benefits was immaterial for all periods presented.
12.    STOCK REPURCHASE PROGRAMS
In November 2024, the Company's Board of Directors ("the Board") authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $200 million, including the $72.9 million remaining under the previous authorization. As of December 31, 2024, Patrick has $200 million remaining in the amount of the Company's common stock that may be acquired under the current stock repurchase program.
Under the stock repurchase plans, the Company made repurchases of common stock for 2024, 2023, and 2022 as follows:

	Year Ended December 31,
($ in millions, except average price data)	2024	2023	2022
Shares repurchased (1)	60,000	415,176	1,988,346
Average price (1)	$77.68	$45.30	$38.72
Aggregate cost	$4.7	$18.8	$77.0
(1)Prior year periods reflect the impact of the three-for-two stock split paid on December 13, 2024. See Note 1 "Basis of Presentation and Significant Accounting Policies" for further details.
The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock and retained earnings in the Company’s consolidated balance sheets.
13.    EARNINGS PER COMMON SHARE
Earnings per common share is calculated as follows:

	Year Ended December 31,
($ and shares in thousands, except per share data)	2024	2023	2022
Numerator:
Earnings for basic earnings per common share calculation	$138,401	$142,897	$328,196
Effect of interest on potentially dilutive convertible notes, net of tax	—	162	1,927
Earnings for diluted earnings per common share calculation	$138,401	$143,059	$330,123
Denominator: (1)
Weighted average common shares outstanding - basic	32,568	32,278	33,210
Weighted average impact of potentially dilutive convertible notes	644	248	3,089
Weighted average impact of potentially dilutive warrants	137	—	—
Weighted average impact of potentially dilutive securities	350	512	408
Weighted average common shares outstanding - diluted	33,699	33,038	36,707
Earnings per common share: (1)
Basic earnings per common share	$4.25	$4.43	$9.88
Diluted earnings per common share	$4.11	$4.33	$8.99
(1)Prior year periods reflect the impact of the three-for-two stock split paid on December 13, 2024. See Note 1 "Basis of Presentation and Significant Accounting Policies" for further details.

The impact on diluted earnings per share from antidilutive securities excluded from the calculation was immaterial for all periods presented.
14.    LEASES
The Company has operating leases for certain facilities, trailers, forklifts and other assets. Leases with an initial term of 12 months or less are not recorded on the balance sheet and expense related to these short-term leases was immaterial for the years ended December 31, 2024, 2023 and 2022. Variable lease payments, principally related to trucks, forklifts, and index-related facility rent escalators, was immaterial for the years ended December 31, 2024, 2023 and 2022. The leases have remaining lease terms of 1 to 15 years. Certain leases include options to renew for an additional term. Where there is reasonable certainty to utilize a renewal option, we include the renewal option in the lease term used to calculate operating lease right-of-use assets and lease liabilities.

Lease expense, supplemental cash flow information, and other information related to leases were as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Operating lease cost	$64,391	$56,370	$50,674

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$63,958	$55,933	$49,938

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$77,558	$65,505	$50,719
Other information related to leases was as follows:

	As of December 31,
	2024	2023
Weighted average remaining lease term, operating leases (in years)	5.2	4.8
Weighted average discount rate, operating leases	5.8%	5.4%
Maturities of operating lease liabilities were as follows as of December 31, 2024 (in thousands):

2025	$63,870
2026	52,568
2027	37,810
2028	27,333
2029	18,504
Thereafter	40,253
Total lease payments	240,338
Less imputed interest	(35,615)
Total	$204,723
The Company had no operating leases that were entered into and have not yet commenced as of December 31, 2024.
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
In August 2019, a group of companies calling itself the Lusher Site Remediation Group (the “Group”) commenced litigation against the Company in Lusher Site Remediation Group v. Sturgis Iron & Metal Co., Inc., et al., Case Number 3:18-cv-00506, pending in the U.S. District Court for the Northern District of Indiana, relating to a site owned by the Company (the "Lusher Street Site"). The Group’s Second Amended Complaint, which was the first to assert claims against Patrick, asserted claims under the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), 42 U.S.C. § 9601 et seq., an Indiana state environmental statute and Indiana common law. One defendant in the case, Sturgis Iron & Metal Co., Inc. (“Sturgis”), subsequently filed two cross claims against Patrick, asserting against the Company a claim for (i) contribution under CERCLA and (ii) contractual indemnity. The Company moved to dismiss the Group’s claims and also moved to dismiss Sturgis’s cross claims. On August 21, 2020, the court granted Patrick’s two motions to dismiss. The Group subsequently moved for reconsideration of the court’s decision. On July 3, 2023, the Court granted the Company’s Joint Motion to Dismiss without prejudice, dismissing all remaining claims against the Company for non-consent decree costs and entered an order on June 3, 2024, denying the plaintiff’s motion to bar contribution claims, thereby ending the case against the Company.
On March 19, 2021, the Company received a General Notice of Potential Liability from the U.S. Environmental Protection Agency (the “EPA”), pursuant to Section 107(a) of CERCLA (the “Notice”). The Notice provides that the EPA has incurred and will likely incur additional costs relative to conducting a Remedial Investigation/Feasibility Study ("RI/FS"), conducting Remedial Design/Remedial Action ("RD/RA"), and other investigation, planning, response, oversight, and enforcement activities related to the Lusher Street Site (the "Superfund Site"). Because the Company was the owner of and former operator within the Lusher Street Site and as such may be a potentially responsible party pursuant to CERCLA, the Company received the Notice and an indication that it may have a responsibility to contribute to the costs of RI/FS, RD/RA or additional mitigation efforts incurred or to be incurred by the EPA.
The Company sold certain parcels of real property that the EPA contends are connected to the Superfund Site (the "Divested Properties") in January 2022 for a pretax gain on disposal of $5.5 million that is included in Selling, general and administrative expenses in the Company's consolidated statement of income for year ended December 31, 2022. The purchaser agreed to indemnify, defend and hold the Company harmless for all liability and exposure, both private and to all EPA claims, concerning and relating to the Divested Properties. No further proceedings occurred in the years ended December 31, 2024 and 2023. As to the real properties that were not among the Divested Properties but remain the subject of the litigation, the Company does not currently believe that the litigation or the Superfund Site matter are likely to have a material adverse impact on its financial condition, results of operations, or cash flows. However, any litigation is inherently uncertain, the EPA has yet to select a final remedy for the Superfund Site, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
16.    COMPENSATION PLANS
Stock-Based Compensation
The Company has various stock option and stock-based incentive plans and various agreements whereby stock options, restricted stock awards, and SARS are made available to certain key employees, directors, and others based upon meeting various individual, divisional or company-wide performance criteria and time-based criteria. All such awards qualify and are accounted for as equity awards. Equity incentive plan awards, which are granted under the Company's 2009 Omnibus Incentive Plan, are intended to retain and reward key employees for outstanding performance and efforts as they relate to the Company’s short-term and long-term objectives and its strategic plan. As of December 31, 2024, approximately 2.0 million common shares remain available for stock-based compensation grants.
Stock-based compensation expense was $16.8 million, $19.4 million and $21.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Income tax benefit for stock-based compensation expense was $4.3 million, $4.8 million and $5.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was approximately $20.9 million of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 16.5 months.
Stock Options:
No stock options were granted during the years ended December 31, 2024, 2023 and 2022. Outstanding stock options granted in prior years vest ratably over either three or four years and have nine-year contractual terms.
The following table summarizes the Company’s option activity:

	Years ended December 31,
	2024		2023		2022
($ and shares in thousands, except per share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding beginning of year	171	$27.55	543	$29.17	552	$29.15
Forfeited during the year	—	—	—	—	(1)	27.55
Exercised during the year	(143)	27.55	(372)	29.92	(8)	27.55
Outstanding end of year	28	$27.55	171	$27.55	543	$29.17

Vested Options:
Vested during the year	—	$—	207	$28.65	242	$28.65
Eligible end of year for exercise	28	$27.55	171	$27.55	334	$29.50

Aggregate intrinsic value:
Total options outstanding		$1,562		$6,711		$6,204
Options exercisable		$1,562		$6,711		$3,716
Options exercised		$8,357		$10,888		$91

Weighted average fair value of options granted during the year		N/A		N/A		N/A
The aggregate intrinsic value (excess of market value over the option exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $83.08, $66.90 and $40.40 per share as of December 31, 2024, 2023 and 2022, respectively, is the price that would have been received by the option holders had those option holders exercised their options as of that date. As of December 31, 2024, the weighted average remaining contractual term for options outstanding was 4.4 years and the weighted average remaining contractual term for options exercisable was 4.4 years.
The cash received from the exercise of stock options was immaterial for 2024, $1.4 million for 2023 and $0.2 million for 2022. The income tax benefit related to the stock options exercised was immaterial for all periods presented. The grant date fair value of stock options vested in 2023 and 2022 was $5.9 million and $6.9 million, respectively; no stock options vested in 2024.
As of December 31, 2024, there was no unrecognized compensation expense related to the stock options.

Stock Appreciation Rights (SARS):
No SARS were granted or forfeited in the years ended December 31, 2024, 2023 and 2022. The following table summarizes the Company’s SARS activity:

	Years ended December 31,
	2024		2023		2022
($ and shares in thousands, except per share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total SARS:
Outstanding beginning of year	336	$42.89	336	$42.89	336	$42.89
Exercised during the year	(336)	42.89	—	—	—	—
Outstanding end of year	—	$—	336	$42.89	336	$42.89

Vested SARS:
Vested during the year	—	$—	—	$—	—	$—
Eligible end of year for exercise	—	$—	336	$42.89	336	$42.89

Aggregate intrinsic value:
Total SARS outstanding		$—		$8,078		$383
SARS exercisable		$—		$8,078		$383
SARS exercised		$10,802		$—		$—

Weighted average fair value of SARS granted during the year		N/A		N/A		N/A
The aggregate intrinsic value (excess of market value over the SARS exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $83.08, $66.90 and $40.40 per share as of December 31, 2024, 2023 and 2022, respectively, is the price that would have been received by the SARS holder had that SARS holder exercised the SARS as of that date. SARS vest ratably over four years and have nine-year contractual terms. There were no SARS outstanding as of December 31, 2024 because all SARS outstanding as of December 31, 2023 were exercised during 2024.
As of December 31, 2024, there was no unrecognized compensation expense related to the SARS.

Restricted Stock:
The Company’s stock-based awards include restricted stock awards. As of December 31, 2024, there was approximately $20.9 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average remaining life of approximately 16.5 months.
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

A summary of restricted stock activity, including grants, vesting and forfeitures, is provided below:

	Year Ended December 31,
	2024		2023		2022
(shares in thousands)	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price
Unvested beginning of year	1,020	$45.65	1,138	$42.92	1,394	$36.71
Granted during the year	413	64.38	497	43.04	381	43.08
Vested during the year	(423)	48.26	(492)	37.76	(612)	28.82
Forfeited during the year	(21)	49.53	(123)	45.21	(25)	44.20
Unvested end of year	989	$51.94	1,020	$45.65	1,138	$42.92
Aggregate fair values of restricted stock vested for the years ended December 31, 2024, 2023 and 2022 were $20.4 million, $18.6 million, and $17.6 million, respectively.
17.    SEGMENT INFORMATION
The Company has two reportable segments, Manufacturing and Distribution, which are defined based on the way in which internally reported information is regularly reviewed and evaluated by the Company’s chief operating decision maker (the "CODM"), who is our Chairman and Chief Executive Officer, to allocate resources, evaluate financial results and make decisions. The Company does not measure profitability at the end market (RV, marine, powersports, MH and industrial) level.

Manufacturing – This segment includes the following products: laminated products that are utilized to produce furniture, shelving, walls, countertops and cabinet products; cabinet doors; fiberglass bath fixtures and tile systems; hardwood furniture; vinyl printing; RV and marine furniture; audio systems and accessories, including amplifiers, tower speakers, soundbars, and subwoofers; decorative vinyl and paper laminated panels; solid surface, granite, and quartz countertop fabrication; RV painting; fabricated aluminum products; fiberglass and plastic components; fiberglass bath fixtures and tile systems; softwoods lumber; custom cabinetry; polymer-based and other flooring; electrical systems components including instrument and dash panels; wrapped vinyl, paper and hardwood profile mouldings; interior passage doors; air handling products; slide-out trim and fascia; thermoformed shower surrounds; specialty bath and closet building products; fiberglass and plastic helm systems and components products; treated, untreated and laminated plywood; wiring and wire harnesses; adhesives and sealants; boat towers, tops, trailers and frames; marine hardware and accessories; protective covers for boats, RVs, aircraft, and military and industrial equipment; aluminum and plastic fuel tanks; CNC molds and composite parts; roofs/canopies; wiper systems; integrated door systems; windshield systems; slotwall panels and components; fender flares and rear panels; and other products.

Distribution – The Company distributes pre-finished wall and ceiling panels; drywall and drywall finishing products; electronics and audio systems components; appliances; marine accessories and components; wiring, electrical and plumbing products; fiber reinforced polyester products; cement siding; raw and processed lumber; interior passage doors; roofing products; laminate and ceramic flooring; tile; shower doors; furniture; fireplaces and surrounds; interior and exterior lighting products; RV awnings, windows, fiberglass siding and roofing; marine windshields; and other miscellaneous products in addition to providing transportation and logistics services.
The CODM evaluates the performance of the Company's segments and allocates resources to them based on a variety of indicators including but not limited to net sales, gross profit and operating income. On at least a quarterly basis, the CODM considers actual to budget variances as well as actual to prior year actual performance for both profit measures when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment gross profit and segment operating income to assess the performance of each segment by comparing the results of each segment with one another.

The accounting policies of the segments are the same as those described in Note 1 "Basis of Presentation and Significant Accounting Policies". Segment net sales data includes inter-segment sales. The Company accounts for inter-segment sales similar to third party transactions, which reflect current market prices. Certain income from purchase incentive agreements is not allocated to the segments and instead recorded at the corporate level. Assets are identified to the segments except for cash, prepaid expenses, land and buildings, and certain deferred assets, which are identified with corporate. Corporate charges rent to the segments for use of the land and buildings based upon estimated market rates.

The following tables summarize key financial information by segment:

	Year Ended December 31, 2024
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$2,756,547	$980,127	$3,736,674
Cost of goods sold	2,143,995	755,272	2,899,267
Gross profit	$612,552	$224,855	$837,407

Operating expenses	271,591	120,140	391,731
Operating income	$340,961	$104,715	$445,676
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			92,902
Amortization of intangible assets			96,235
Interest expense, net			79,470
Elimination of inter-segment profits			1,501
Other			(3,002)
Consolidated income before income taxes			$178,570

Total assets	$2,402,533	$524,827	$2,927,360
Capital expenditures	$62,342	$10,808	$73,150
Depreciation and amortization	$143,844	$15,728	$159,572

	Year Ended December 31, 2023
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$2,653,257	$889,408	$3,542,665
Cost of goods sold	2,075,973	693,902	2,769,875
Gross Profit	$577,284	$195,506	$772,790

Operating expenses	256,188	105,411	361,599
Operating income	$321,096	$90,095	$411,191
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			82,674
Amortization of intangible assets			78,616
Interest expense, net			68,942
Elimination of inter-segment profits			(10,299)
Consolidated income before income taxes			$191,258

Total assets	$2,071,500	$426,931	$2,498,431
Capital expenditures	$50,771	$8,094	$58,865
Depreciation and amortization	$126,431	$12,710	$139,141

	Year Ended December 31, 2022
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$3,681,412	$1,287,597	$4,969,009
Cost of goods sold	2,862,452	1,032,711	3,895,163
Gross Profit	$818,960	$254,886	$1,073,846

Operating expenses	287,413	117,997	405,410
Operating income	$531,547	$136,889	$668,436
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			85,181
Amortization of intangible assets			73,177
Interest expense, net			60,760
Elimination of inter-segment profits			13,908
Consolidated income before income taxes			$435,410

Total assets	$2,302,745	$407,861	$2,710,606
Capital expenditures	$67,635	$3,801	$71,436
Depreciation and amortization	$114,782	$11,422	$126,204

A reconciliation of certain line items pertaining to the total reportable segments to the consolidated financial statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Net sales:
Total sales for reportable segments	$3,736,674	$3,542,665	$4,969,009
Elimination of intersegment sales(1)	(20,991)	(74,620)	(87,137)
Consolidated net sales	$3,715,683	$3,468,045	$4,881,872

Depreciation and amortization:
Depreciation and amortization for reportable segments	$159,572	$139,141	$126,204
Corporate depreciation and amortization	6,973	5,402	4,553
Consolidated depreciation and amortization	$166,545	$144,543	$130,757

Capital expenditures:
Capital expenditures for reportable segments	$73,150	$58,865	$71,436
Corporate capital expenditures	2,532	3,183	8,447
Consolidated capital expenditures	$75,682	$62,048	$79,883

($ in thousands)	As of December 31,
Total assets:	2024	2023
Identifiable assets for reportable segments	$2,927,360	$2,498,431
Corporate assets unallocated to segments	60,033	52,608
Cash and cash equivalents	33,561	11,409
Consolidated total assets	$3,020,954	$2,562,448
(1) Eliminations for the year ended December 31, 2024 include only the elimination of inter-segment transactions.
The Company's revenue from external customers and long-lived assets are substantially all attributed to the U.S.
Major Customers
The Company had two major customers that accounted for the following consolidated net sales for the years ended December 31, 2024, 2023 and 2022 and trade receivables as of December 31, 2024 and 2023 as shown in the table below:

	Year Ended December 31,
	2024	2023	2022
Customer 1
Net sales	15%	15%	21%
Trade receivables	6%	8%

Customer 2
Net sales	14%	14%	17%
Trade receivables	8%	5%