Form 10-Q
period 2025-03-30
PATRICK INDUSTRIES INC
filed 2025-05-08
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of May 2, 2025, there were 33,427,280 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	First Quarter Ended
($ and shares in thousands, except per share data)	March 30, 2025	March 31, 2024
Net sales	$1,003,420	$933,492
Cost of goods sold	774,829	728,637
Gross profit	228,591	204,855

Operating expenses:
Warehouse and delivery	44,582	37,449
Selling, general and administrative	93,931	85,246
Amortization of intangible assets	24,509	22,818
Total operating expenses	163,022	145,513
Operating income	65,569	59,342
Interest expense, net	19,112	20,090
Income before income taxes	46,457	39,252
Income taxes	8,219	4,159
Net income	$38,238	$35,093

Basic earnings per common share (1)	$1.17	$1.08
Diluted earnings per common share (1)	$1.11	$1.06

Weighted average shares outstanding – Basic (1)	32,671	32,480
Weighted average shares outstanding – Diluted (1)	34,416	33,120
(1)The prior year period reflects the impact of the three-for-two stock split paid in December 2024. See Note 1 "Basis of Presentation and Significant Accounting Policies" for further details.
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	First Quarter Ended
($ in thousands)	March 30, 2025	March 31, 2024
Net income	$38,238	$35,093
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	4	(32)
Total other comprehensive income (loss)	4	(32)
Comprehensive income	$38,242	$35,061
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	March 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$86,561	$33,561
Trade and other receivables, net	289,059	178,206
Inventories	553,924	551,617
Prepaid expenses and other	46,140	59,233
Total current assets	975,684	822,617
Property, plant and equipment, net	406,798	384,903
Operating lease right-of-use assets	199,215	200,697
Goodwill	801,865	797,236
Intangible assets, net	790,915	802,889
Other non-current assets	12,300	12,612
Total assets	$3,186,777	$3,020,954
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,250	$6,250
Current operating lease liabilities	55,489	53,697
Accounts payable	223,230	187,915
Accrued liabilities	119,853	105,753
Total current liabilities	404,822	353,615
Long-term debt, less current maturities, net	1,422,272	1,311,684
Long-term operating lease liabilities	147,900	151,026
Deferred tax liabilities, net	55,609	61,346
Other long-term liabilities	14,906	14,917
Total liabilities	2,045,509	1,892,588
Shareholders' equity
Preferred shares, no par value per share, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value per share, 40,000,000 shares authorized, 33,533,091 and 33,567,048 issued and outstanding as of March 30, 2025 and December 31, 2024, respectively	198,408	202,353
Accumulated other comprehensive loss	(922)	(926)
Retained earnings	943,782	926,939
Total shareholders' equity	1,141,268	1,128,366
Total liabilities and shareholders' equity	$3,186,777	$3,020,954
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	First Quarter Ended
($ in thousands)	March 30, 2025	March 31, 2024
Cash flows from operating activities
Net income	$38,238	$35,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,646	40,335
Stock-based compensation expense	5,249	5,460
Deferred income taxes	(5,737)	—
Amortization deferred debt financing costs	794	804
Loss (gain) on sale of property, plant and equipment	2,042	(14)
Other	(1,604)	63
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(107,807)	(89,565)
Inventories	5,366	17,781
Prepaid expenses and other assets	13,371	2,619
Accounts payable, accrued liabilities and other	47,519	22,600
Net cash provided by operating activities	40,077	35,176
Cash flows from investing activities
Purchases of property, plant and equipment	(20,171)	(15,495)
Proceeds from sale of property, plant and equipment	1,684	167
Business acquisitions, net of cash acquired	(47,559)	(329,642)
Other investing activities	(40)	(25,754)
Net cash used in investing activities	(66,086)	(370,724)
Cash flows from financing activities
Term debt repayments	—	(1,875)
Borrowings on revolver	263,434	688,958
Repayments on revolver	(153,434)	(313,958)
Stock repurchases under buyback program	(8,511)	—
Cash dividends paid to shareholders	(13,862)	(13,013)
Taxes paid for share-based payment arrangements	(8,593)	(14,788)
Payment of contingent consideration from business acquisitions	(16)	(3,500)
Other financing activities	(9)	(75)
Net cash provided by financing activities	79,009	341,749
Net increase in cash and cash equivalents	53,000	6,201
Cash and cash equivalents at beginning of year	33,561	11,409
Cash and cash equivalents at end of period	$86,561	$17,610
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	First Quarter Ended March 30, 2025
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2024	$202,353	$(926)	$926,939	$1,128,366
Net income	—	—	38,238	38,238
Dividends declared	—	—	(13,485)	(13,485)
Other comprehensive income, net of tax	—	4	—	4
Stock repurchases under buyback program	(601)	—	(7,910)	(8,511)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(8,593)	—	—	(8,593)
Stock-based compensation expense	5,249	—	—	5,249
Balance at March 30, 2025	$198,408	$(922)	$943,782	$1,141,268

	First Quarter Ended March 31, 2024
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2023	$203,258	$(999)	$843,078	$1,045,337
Net income	—	—	35,093	35,093
Dividends declared	—	—	(12,534)	(12,534)
Other comprehensive loss, net of tax	—	(32)	—	(32)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(14,788)	—	—	(14,788)
Stock-based compensation expense	5,460	—	—	5,460
Balance at March 31, 2024	$193,930	$(1,031)	$865,637	$1,058,536
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of March 30, 2025 and December 31, 2024, its results of operations for the first quarter ended March 30, 2025 and March 31, 2024, and its cash flows for the three months ended March 30, 2025 and March 31, 2024.
Patrick's unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The accompanying unaudited condensed consolidated financial statements for Patrick do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to Patrick’s Audited Consolidated Financial Statements and corresponding notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2025 ended on March 30, 2025, and the first quarter of fiscal year 2024 ended on March 31, 2024.
Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available for diluted shares (calculated as net income plus the after-tax effect of interest on potentially dilutive convertible notes, where applicable) by the weighted-average number of common shares outstanding, plus the weighted-average impact of potentially dilutive convertible notes and warrants, plus the dilutive effect of stock options, stock appreciation rights ("SARs"), and certain restricted stock awards (collectively, “Common Stock Equivalents”). The dilutive effect of Common Stock Equivalents is calculated under the treasury stock method using the average market price for the period. Common Stock Equivalents are not included in the computation of diluted earnings per common share if their effect would be anti-dilutive.
On November 18, 2024, the Company's Board of Directors (the "Board") declared a three-for-two stock split of the Company's common stock, to be effected in the form of a stock dividend. Shareholders of record as of the close of business on November 29, 2024 received one additional share for every two shares held which was paid on December 13, 2024. The Company's common stock began trading on a post-split basis on December 16, 2024. Cash paid in lieu of fractional shares was immaterial. All share and per share information has been updated on a retrospective basis for all periods presented. See Note 7 "Earnings Per Common Share" for the calculation of both basic and diluted earnings per common share.
Summary of Significant Accounting Policies
A summary of significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.

Major Customer Concentration
The Company had two major customers that accounted for the following consolidated net sales for the quarter ended March 30, 2025 and March 31, 2024:

	First Quarter Ended
	March 30, 2025	March 31, 2024
Percentage of total net sales:
Customer 1	16%	16%
Customer 2	16%	14%
New Accounting Standards
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification.
The Company considers the applicability and impact of all ASUs. ASUs not listed below were either assessed and determined to be not applicable or are expected to have an immaterial impact on the Company’s unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
Accounting Standards Not Yet Adopted
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
In January 2025, the FASB issued ASU 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date". This update revises the effective date of ASU 2024-03 to clarify that the guidance is to be adopted by all public entities for annual reporting periods beginning after December 15, 2026 and for interim periods within annual reporting periods beginning after December 15, 2027. The intent of this update is to prevent non-calendar year-end entities from concluding that the initial adoption is required to be in an interim reporting period, rather than an annual reporting period.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating this guidance to determine the impact on its disclosures; however, adoption will impact only the notes to our consolidated financial statements.

NOTE 2. REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of all intercompany sales, is disaggregated by market type and by reportable segment:

	First Quarter Ended March 30, 2025
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$345,973	$132,919	$478,892
Marine	139,366	9,681	149,047
Powersports	77,234	3,706	80,940
Manufactured Housing	76,327	96,899	173,226
Industrial	111,862	9,453	121,315
Total	$750,762	$252,658	$1,003,420

	First Quarter Ended March 31, 2024
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$291,811	$129,178	$420,989
Marine	146,045	9,270	155,315
Powersports	79,959	2,711	82,670
Manufactured Housing	69,425	86,699	156,124
Industrial	110,303	8,091	118,394
Total	$697,543	$235,949	$933,492
Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.
NOTE 3. INVENTORY
Inventories consisted of the following:

($ in thousands)	March 30, 2025	December 31, 2024
Raw materials	$307,043	$292,730
Work in process	17,553	18,157
Finished goods	102,105	103,318
Less: reserve for inventory excess and obsolescence	(19,056)	(16,456)
Total manufactured goods, net	407,645	397,749
Materials purchased for resale (distribution products)	155,634	161,492
Less: reserve for inventory excess and obsolescence	(9,355)	(7,624)
Total materials purchased for resale (distribution products), net	146,279	153,868
Total inventories	$553,924	$551,617

NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended March 30, 2025 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at December 31, 2024	$680,246	$116,990	$797,236
Acquisitions	4,169	—	4,169
Adjustments to preliminary purchase price allocations	48	412	460
Balance at March 30, 2025	$684,463	$117,402	$801,865
Intangible assets, net consisted of the following as of March 30, 2025 and December 31, 2024:

($ in thousands)	March 30, 2025	December 31, 2024
Customer relationships	$934,715	$924,720
Non-compete agreements	26,176	25,776
Patents	90,881	89,641
Trademarks	226,427	225,527
Intangible assets, gross	1,278,199	1,265,664
Less: accumulated amortization
Customer relationships	(441,439)	(419,358)
Non-compete agreements	(20,643)	(20,065)
Patents	(25,202)	(23,352)
Intangible assets, net	$790,915	$802,889
Changes in the carrying value of intangible assets for the three months ended March 30, 2025 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at December 31, 2024	$671,131	$131,758	$802,889
Additions	10,940	—	10,940
Amortization	(20,704)	(3,805)	(24,509)
Adjustments to preliminary purchase price allocations	357	1,238	1,595
Balance at March 30, 2025	$661,724	$129,191	$790,915
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

The Company completed two acquisitions in the first three months of 2025 (the "2025 Acquisitions"). Acquisition-related costs associated with the 2025 Acquisitions were immaterial. For the first quarter ended March 30, 2025, net sales included in the Company's condensed consolidated statements of income related to the 2025 Acquisitions were $4.3 million and operating losses were $0.1 million. Assets acquired and liabilities assumed in the acquisitions were recorded on the Company's condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one year measurement period.
The Company completed four acquisitions in the first three months of 2024. Acquisition-related costs associated with the acquisitions completed in the first three months of 2024 were approximately $5.0 million. For the first quarter ended March 31, 2024, net sales included in the Company's condensed consolidated statements of income related to the acquisitions completed in such quarter were $58.1 million, and operating income was $11.0 million.
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
Changes in the contingent consideration liability for the three months ended March 30, 2025 and March 31, 2024 are as follows:

	First Quarter Ended
($ in thousands)	March 30, 2025	March 31, 2024
Fair value at beginning of period	$3,608	$8,510
Additions	1,800	—
Fair value adjustments	(1,600)	—
Settlements	(16)	(3,880)
Fair value at end of period	$3,792	$4,630
The following table shows the balance sheet location of the fair value of contingent consideration and the maximum amount of contingent consideration payments the Company may be subject to:

($ in thousands)	March 30, 2025	December 31, 2024
Accrued liabilities	$1,565	$1,665
Other long-term liabilities	2,227	1,943
Total fair value of contingent consideration	$3,792	$3,608
Maximum amount of contingent consideration	$6,892	$8,618
2025 Acquisitions
The Company completed two acquisitions in the first three months ended March 30, 2025. Total cash consideration for the 2025 Acquisitions were approximately $43.1 million, plus working capital holdbacks and contingent consideration over a less than one-year period based on future performance. As the Company finalizes the fair value of the acquired assets and assumed liabilities, additional purchase price adjustments may be recorded during the measurement period.
2024 Acquisitions
The Company completed seven acquisitions in the year ended December 31, 2024, including the following previously announced acquisitions (collectively, the “2024 Acquisitions”):

Company	Segment	Description
Sportech, LLC ("Sportech")	Manufacturing	Leading designer and manufacturer of high-value, complex component solutions sold to powersports original equipment manufacturers ("OEMs"), adjacent market OEMs and the aftermarket, including integrated door systems, roofs, canopies, bumpers, windshields, fender flares and cowls, based in Elk River, Minnesota, acquired in January 2024.
ICON Direct LLC, doing business as RecPro ("RecPro")	Distribution	Leading e-commerce business and aftermarket platform specializing in creating and marketing component products, systems, and solutions for the RV and marine end markets, based in Bristol, Indiana, acquired in September 2024.
Inclusive of five acquisitions not discussed above, total cash consideration for the 2024 Acquisitions was approximately $416.1 million, plus contingent consideration over a three-year period based on future performance. Purchase price allocations and all valuation activities in connection with the 2024 Acquisitions have been finalized for four of the 2024 Acquisitions. Changes to preliminary purchase accounting estimates recorded in the three months ended March 30, 2025 related to the 2024 Acquisitions were immaterial.
The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of each of the 2025 Acquisitions and 2024 Acquisitions:

	2025 Acquisitions	2024 Acquisitions
($ in thousands)	Total	Sportech	All Others	Total
Consideration:
Cash, net of cash acquired	$43,132	$319,073	$96,998	$416,071
Working capital holdback and other, net	703	—	—	—
Contingent consideration (1)	1,800	—	2,030	2,030
Total consideration	$45,635	$319,073	$99,028	$418,101

Assets Acquired:
Trade receivables	$3,049	$21,587	$2,256	$23,843
Inventories	7,673	20,611	19,010	39,621
Prepaid expenses & other	149	1,719	4,138	5,857
Property, plant & equipment	28,032	18,766	7,083	25,849
Operating lease right-of-use assets	—	15,096	1,284	16,380
Identifiable intangible assets:
Customer relationships	8,400	152,000	17,560	169,560
Non-compete agreements	400	2,000	2,375	4,375
Patents and developed technology	1,200	17,500	600	18,100
Trademarks	900	20,500	8,000	28,500
Liabilities Assumed:
Current portion of operating lease obligations	—	(1,437)	(585)	(2,022)
Accounts payable & accrued liabilities	(8,337)	(32,398)	(4,313)	(36,711)
Operating lease obligations	—	(13,658)	(699)	(14,357)
Deferred tax liabilities	—	(21,288)	—	(21,288)
Total fair value of net assets acquired	41,466	200,998	56,709	257,707
Goodwill (2)	4,169	118,075	42,319	160,394
Total purchase price allocation	$45,635	$319,073	$99,028	$418,101
(1)These amounts reflect the acquisition date fair value of contingent consideration based on expected future results relating to certain acquisitions.
(2)Goodwill is tax-deductible for the 2025 Acquisitions and 2024 Acquisitions, except for Sportech which is only partially tax-deductible.

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
The estimated useful life for customer relationships is 10 years. The average estimated useful life for non-compete agreements is 5 years. The estimated useful life for patents is 13 years, individually ranging from 10 to 18 years. Trademarks have an indefinite useful life.
Pro Forma Information (Unaudited)
The following pro forma information for the first quarter ended March 30, 2025 and March 31, 2024 assumes the 2025 Acquisitions and 2024 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2025 Acquisitions and 2024 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.
The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes incremental amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.1 million for the first quarter ended March 30, 2025 and $2.0 million for the first quarter ended March 31, 2024.

	First Quarter Ended
($ in thousands, except per share data)	March 30, 2025	March 31, 2024
Revenue	$1,009,873	$988,325
Net income	$37,713	$34,929
Basic earnings per common share	$1.15	$1.08
Diluted earnings per common share	$1.10	$1.05
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisitions been consummated as of the periods indicated above.
NOTE 6. STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense, net of forfeitures, of approximately $5.2 million and $5.5 million in the first quarter ended March 30, 2025 and March 31, 2024, respectively.
The Board approved various share grants under the Company’s 2009 Omnibus Incentive Plan in the three months ended March 30, 2025 totaling 216,078 shares in the aggregate at an average fair value of $95.91 per share at grant date for a total fair value at grant date of $20.7 million.

Stock Appreciation Rights ("SARs"):
On February 25, 2025, the Board approved the grant of 329,850 SARs divided into four tranches at exercise prices of $92.72, $110.76, $132.31 and $158.05 per share. The SARs vest pro-ratably over four years from the grant date and have nine-year contractual terms. The SARs are to be settled in shares of common stock or, at the sole discretion of the Board, in cash. The total remaining cost to be expensed over the four-year vesting period will be $6.1 million which will be expensed ratably over the four-year vesting period.
Stock Options:
On February 25, 2025, the Board approved the grant of 329,850 stock options at an exercise price per share of $92.72. The stock options vest pro-rata over four years from the grant date and have nine-year contractual terms. The total remaining cost will be $8.6 million which will be expensed ratably over the four-year vesting period.
The Company estimates the fair value of the stock options and SARs awards as of the grant date by applying the Black-Scholes option-pricing model. The following are the assumptions that were used in calculating the fair value of stock options and SARs granted during the first quarter of 2025:

Expected term	9 years
Expected volatility	24%
Risk-free interest rate	4.25%
Dividend yield	1.77%
NOTE 7. EARNINGS PER COMMON SHARE
Earnings per common share calculated for the first quarter of 2025 and 2024 is as follows:

	First Quarter Ended
($ and shares in thousands, except per share data)	March 30, 2025	March 31, 2024
Numerator:
Earnings for basic earnings per common share calculation	$38,238	$35,093
Denominator: (1)
Weighted average common shares outstanding - basic	32,671	32,480
Weighted average impact of potentially dilutive convertible notes	1,067	307
Weighted average impact of potentially dilutive warrants	395	—
Weighted average impact of potentially dilutive securities	283	333
Weighted average common shares outstanding - diluted	34,416	33,120
Earnings per common share: (1)
Basic earnings per common share	$1.17	$1.08
Diluted earnings per common share	$1.11	$1.06
(1)The prior year period reflects the impact of the three-for-two stock split paid in December 2024. See Note 1 "Basis of Presentation and Significant Accounting Policies" for further details.
An immaterial amount of securities were not included in the computation of diluted earnings per common share as they are considered anti-dilutive for the periods presented.

NOTE 8. DEBT
A summary of total debt outstanding at March 30, 2025 and December 31, 2024 is as follows:

($ in thousands)	March 30, 2025	December 31, 2024
Long-term debt:
Term loan due 2029	$123,438	$123,438
Revolver due 2029	210,000	100,000
1.75% convertible notes due 2028	258,742	258,750
4.75% senior notes due 2029	350,000	350,000
6.375% senior notes due 2032	500,000	500,000
Total debt	1,442,180	1,332,188
Less: convertible notes deferred financing costs, net	(3,671)	(3,915)
Less: term loan deferred financing costs, net	(515)	(543)
Less: senior notes deferred financing costs, net	(9,472)	(9,796)
Less: current maturities of long-term debt	(6,250)	(6,250)
Total long-term debt, less current maturities, net	$1,422,272	$1,311,684
As of March 30, 2025, the Company maintained a senior secured credit facility comprised of a $875 million revolving credit facility (the "Revolver due 2029") and a $125 million term loan (the "Term Loan due 2029") and together with the Revolver due 2029, (the "2024 Credit Facility").
The interest rate for incremental borrowings under the Revolver due 2029 as of March 30, 2025 was the Secured Overnight Financing Rate (“SOFR”) plus 1.75% (or 6.07%) for the SOFR-based option. The fee payable on committed but unused portions of the Revolver due 2029 was 0.225% as of March 30, 2025.
Total cash interest paid for the first quarter of 2025 and 2024 was $1.7 million and $8.5 million, respectively.
Conditional Conversion Feature of the 1.75% Convertible Senior Notes due 2028
As of March 30, 2025, the conditional conversion feature of the 1.75% Convertible Senior Notes due 2028 (the “1.75% Convertible Notes”) related to the price of our common stock equaling or exceeding 130% of the conversion price was triggered. As a result, the 1.75% Convertible Notes are convertible, in whole or in part, at the option of the holders from April 1, 2025 to June 30, 2025. Whether the 1.75% Convertible Notes will be convertible in subsequent periods will depend on the continued satisfaction of this condition or another conversion condition in the future. The 1.75% Convertible Notes were also convertible from January 1, 2025 to March 31, 2025 based on satisfying this condition in the prior calendar quarter. The 1.75% Convertible Notes converted during the period from January 1, 2025 to March 31, 2025 were immaterial. The Company has the intent and ability to utilize available borrowing capacity under the Revolver due 2029 to satisfy any cash conversion obligations that it may have, should holders choose to exercise their conversion rights during the period noted above.

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities as of March 30, 2025 and December 31, 2024:

	March 30, 2025			December 31, 2024
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
1.75% convertible notes due 2028 (1)	$—	$367.0	$—	$—	$351.3	$—
4.75% senior notes due 2029 (1)	$—	$328.5	$—	$—	$330.3	$—
6.375% senior notes due 2032 (1)	$—	$485.6	$—	$—	$485.0	$—
Term loan due 2029 (1) (2)	$—	$123.4	$—	$—	$123.4	$—
Revolver due 2029 (1) (2)	$—	$210.0	$—	$—	$100.0	$—
Contingent consideration (3)	$—	$—	$3.8	$—	$—	$3.6
(1)The amounts of these notes listed above are the fair values for disclosure purposes only, and they are recorded in the Company's condensed consolidated balance sheets as of March 30, 2025 and December 31, 2024 at carrying value.
(2)The carrying amounts of our term loan and revolving credit facility approximate fair value as of March 30, 2025 and December 31, 2024 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
(3)The estimated fair value of the Company's contingent consideration is discussed further in Note 5 "Acquisitions".
NOTE 10. INCOME TAXES
The effective tax rate in the first quarter of 2025 and 2024 was 17.7% and 10.6%, respectively. The first quarter of 2025 and 2024 tax rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $3.2 million and $6.0 million, respectively.

Cash paid for income taxes, net of refunds, was $7.4 million and $0.1 million in the first quarter of 2025 and 2024, respectively.
NOTE 11. SEGMENT INFORMATION
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

The accounting policies of the segments are the same as those described in Note 1 "Basis of Presentation and Significant Accounting Policies" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025. Segment net sales data includes inter-segment sales. The Company accounts for inter-segment sales similar to third party transactions, which reflect current market prices. Certain income from purchase incentive agreements is not allocated to the segments and instead recorded at the corporate level. Assets are identified to the segments except for cash, prepaid expenses, land and buildings, and certain deferred assets, which are identified with corporate. Corporate charges rent to the segments for use of the land and buildings based upon estimated market rates.

The following tables summarize key financial information by segment:

	First Quarter Ended March 30, 2025
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$754,487	$254,086	$1,008,573
Cost of goods sold	585,096	192,385	777,481
Gross profit	$169,391	$61,701	$231,092

Operating expenses	71,270	36,701	107,971
Operating income	$98,121	$25,000	$123,121
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			31,579
Amortization of intangible assets			24,461
Interest expense, net			19,112
Elimination of inter-segment profits			1,512
Consolidated income before income taxes			$46,457

Capital expenditures	$17,565	$546	$18,111
Depreciation and amortization	$36,503	$4,572	$41,075

	First Quarter Ended March 31, 2024
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$714,510	$238,502	$953,012
Cost of goods sold	557,846	188,445	746,291
Gross Profit	$156,664	$50,057	$206,721

Operating expenses	69,214	26,337	95,551
Operating income	$87,450	$23,720	$111,170
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			27,923
Amortization of intangible assets			22,834
Interest expense, net			20,090
Elimination of inter-segment profits			1,071
Consolidated income before income taxes			$39,252

Capital expenditures	$10,496	$3,584	$14,080
Depreciation and amortization	$35,417	$3,321	$38,738
A reconciliation of certain line items pertaining to the total reportable segments to the condensed consolidated financial statements in the first quarter ended March 30, 2025 and March 31, 2024 and as of March 30, 2025 and December 31, 2024 is as follows:

	First Quarter Ended
($ in thousands)	March 30, 2025	March 31, 2024
Net sales:
Total sales for reportable segments	$1,008,573	$953,012
Elimination of inter-segment sales (1)	(5,153)	(19,520)
Consolidated net sales	$1,003,420	$933,492

Depreciation and amortization:
Depreciation and amortization for reportable segments	$41,075	$38,738
Corporate depreciation and amortization	1,571	1,597
Consolidated depreciation and amortization	$42,646	$40,335

Capital expenditures:
Capital expenditures for reportable segments	$18,111	$14,080
Corporate capital expenditures	2,060	1,415
Consolidated capital expenditures	$20,171	$15,495
(1) Eliminations for the first quarter ended March 30, 2025 include only the elimination of inter-segment transactions.

	As of
($ in thousands)	March 30, 2025	December 31, 2024
Total assets:
Manufacturing segment assets	$2,498,348	$2,402,533
Distribution segment assets	547,165	524,827
Corporate assets unallocated to segments	54,703	60,033
Cash and cash equivalents	86,561	33,561
Consolidated total assets	$3,186,777	$3,020,954
The Company's revenue from external customers and long-lived assets are substantially all attributed to the U.S.

NOTE 12. STOCK REPURCHASE PROGRAMS
In November 2024, the Board authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $200 million, including the $72.9 million remaining under the previous authorization. As of March 30, 2025, Patrick had approximately $191.5 million remaining in the amount of the Company's common stock that may be acquired under the current stock repurchase program.
Under the stock repurchase plan, the Company made repurchases of common stock as follows for the respective periods:

	First Quarter Ended
($ in millions, except average price data)	March 30, 2025	March 31, 2024
Shares repurchased	99,763	—
Average price	$85.31	$—
Aggregate cost	$8.5	$—
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
In the Company's Form 10-K for the year ended December 31, 2024, the Company described the current status of litigation concerning the Lusher Site Remediation Group. In early July 2023, the Court granted the Company’s Rule 54(b) Motion for Final Judgment on previously dismissed claims and granted the Company’s Motion to Dismiss the plaintiff’s remaining claims against the defendants, without prejudice (the Company’s Motion to Dismiss having been joined by the remaining defendants in the litigation.) The only remaining issue pending in the litigation for the Court’s determination is the plaintiff’s motion to bar contribution claims. The Company has also been named as a potentially responsible party for the related Lusher Street Groundwater Contamination Superfund Site (the "Superfund Site") by the U.S. Environmental Protection Agency (the "EPA"). There has been no change in the status of the proceedings as described in the 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025. The Company does not currently believe that the litigation or the Superfund Site matter are likely to have a material adverse impact on its financial condition, results of operations, or cash flows. However, any litigation is inherently uncertain, the EPA has yet to select a final remedy for the Superfund Site, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.

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
First Quarter 2025 Financial Overview
Recreational Vehicle ("RV") Industry
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
The RV industry is our primary market and comprised 48% and 45% of the Company's net sales in the first quarter ended March 30, 2025 and March 31, 2024, respectively. Net sales to the RV industry in the first quarter of 2025 increased 14% compared to the prior year period.
According to the RV Industry Association ("RVIA"), RV wholesale unit shipments in the first quarter of 2025 totaled approximately 97,800 units, an increase of 14% from approximately 85,900 units in the first quarter of 2024. While we estimate RV industry retail unit sales in the first quarter of 2025 decreased by approximately 7% compared to the first quarter of 2024, we estimate that wholesale unit shipments exceeded industry retail unit sales in the first quarter of 2025 as RV OEMs increased production volumes in anticipation of higher retail demand later in the year.
Marine Industry
The Company’s sales to the marine industry are primarily focused on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum fishing, pontoon and ski & wake.
Net sales to the marine industry comprised approximately 15% and 17% of the Company's net sales in the first quarter ended March 30, 2025 and March 31, 2024, respectively. Net sales to the marine industry decreased 4% compared to the prior year period.
Our marine revenue is generally correlated to marine industry wholesale powerboat unit shipments. According to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"), wholesale powerboat unit shipments decreased 10% in the first quarter of 2025, compared to the prior year period.
We estimate that marine industry retail powerboat unit sales decreased 5% in the first quarter of 2025 compared to the prior year period, primarily due to the current macroeconomic environment faced by the end consumer, such as economic uncertainty and elevated interest rates.

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
Net sales to the powersports industry comprised 8% and 9% of the Company's net sales in the first quarter ended March 30, 2025 and March 31, 2024, respectively. Net sales to the powersports industry in the first quarter of 2025 decreased 2% compared to the prior year period.
Manufactured Housing ("MH") Industry
The Company’s products for this market are sold primarily to major manufacturers of manufactured homes, other OEMs, and to a lesser extent, manufacturers in adjacent industries. Factors that may favorably impact demand in this industry include jobs growth, consumer confidence, favorable changes in financing regulations, a narrowing in the difference between interest rates on MH loans and mortgages on traditional residential "stick-built" housing, and any improvement in conditions in the asset-backed securities markets for manufactured housing loans.
Net sales to the MH industry comprised 17% and 16% of the Company's net sales in the first quarter ended March 30, 2025 and March 31, 2024, respectively. Net sales to the MH industry in the first quarter ended March 30, 2025 increased 11% compared to the prior year period. According to Company estimates based on industry data from the Manufactured Housing Institute, MH industry wholesale unit shipments increased 6% in the first quarter of 2025 compared to the prior year period, primarily driven by OEMs increasing production in first quarter of 2025 in anticipation of an increase in demand.
Industrial Market
The industrial market is comprised primarily of kitchen cabinet, countertop, hospitality, retail and commercial fixtures, and office and household furniture markets and regional distributors.
Net sales to the industrial market comprised 12% and 13% of the Company's net sales in the first quarter ended March 30, 2025 and March 31, 2024, respectively. Net sales to the industrial market in the first quarter ended March 30, 2025 increased 2% compared to the prior year period. Overall, our revenues in these markets are focused on residential and multifamily housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that, in general, approximately 75% to 85% of our industrial business is directly tied to the residential housing market, with the remaining 15% to 25% tied to the non-residential and commercial markets.
According to the U.S. Census Bureau, combined new housing starts decreased 2% in the first quarter of 2025 compared to the prior year quarter, reflecting a decrease in single-family housing starts of 6%, partially offset by an increase in multifamily housing starts of 11%. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.

RESULTS OF OPERATIONS
First Quarter Ended March 30, 2025 Compared to First Quarter Ended March 31, 2024
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	First Quarter Ended				Amount Change	% Change
($ in thousands)	March 30, 2025		March 31, 2024
Net sales	$1,003,420	100.0%	$933,492	100.0%	$69,928	7%
Cost of goods sold	774,829	77.2%	728,637	78.1%	46,192	6%
Gross profit	228,591	22.8%	204,855	21.9%	23,736	12%
Warehouse and delivery expenses	44,582	4.4%	37,449	4.0%	7,133	19%
Selling, general and administrative expenses	93,931	9.4%	85,246	9.1%	8,685	10%
Amortization of intangible assets	24,509	2.4%	22,818	2.4%	1,691	7%
Operating income	65,569	6.5%	59,342	6.4%	6,227	10%
Interest expense, net	19,112	1.9%	20,090	2.2%	(978)	(5)%
Income taxes	8,219	0.8%	4,159	0.4%	4,060	98%
Net income	$38,238	3.8%	$35,093	3.8%	$3,145	9%
Net Sales. Net sales in the first quarter of 2025 increased $69.9 million, or 7%, to $1.00 billion compared to $933.5 million in the first quarter of 2024. Net sales in the first quarter of 2025 increased due to increased sales to the RV, MH and industrial markets, partially offset by decreased sales to the marine and powersports markets. Sales to the RV market increased $57.9 million, or 14%, compared to the prior year quarter, primarily due to an increase in estimated wholesale shipments of approximately 14%. Sales to the MH market increased $17.1 million, or 11%, compared to the prior year quarter, primarily due to an increase in estimated wholesale MH industry unit shipments of approximately 6%. Sales to the industrial market increased $2.9 million, or 2%, compared to the prior year quarter, which is attributable to product mix shifts by certain customers. Sales to the marine market decreased $6.3 million, or 4%, primarily attributable to a decrease in estimated powerboat wholesale units of 10% compared to the prior year quarter. Sales to the powersports market decreased $1.7 million, or 2%, compared to the prior year quarter.
Revenue in the first quarter of 2025 attributable to acquisitions completed in the first quarter of 2025 was $4.3 million. Revenue in the first quarter of 2024 attributable to acquisitions completed in the first three months of 2024 was $58.1 million.
Goods Sold. Cost of goods sold increased $46.2 million, or 6%, to $774.8 million in the first quarter of 2025 compared to $728.6 million in the first quarter of 2024. As a percentage of net sales, cost of goods sold decreased 90 basis points in the first quarter of 2025 to 77.2% compared to 78.1% in the first quarter of 2024. The decrease in cost of goods sold as a percentage of net sales in the first quarter of 2025 primarily reflected a 60 basis point decrease in labor as a percentage of net sales, 20 basis point decrease in material as a percentage of net sales and 10 basis point decrease in overhead as a percentage of net sales.
Gross Profit. Gross profit increased $23.7 million, or 12%, to $228.6 million in the first quarter of 2025 compared to $204.9 million in the prior year period. As a percentage of net sales, gross profit increased 90 basis points to 22.8% in the first quarter of 2025 compared to 21.9% in the prior year period.
The increase in gross profit as a percentage of net sales in the first quarter of 2025 compared to the same period in 2024 reflects the impact of the factors discussed above under "Cost of Goods Sold".
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $7.1 million, or 19%, to $44.6 million in the first quarter of 2025 compared to $37.4 million in the first quarter of 2024. As a percentage of net sales, warehouse and delivery expenses increased 40 basis points to 4.4% in first quarter of 2025 compared to 4.0% the first quarter of 2024.

The increase in warehouse and delivery expenses in the first quarter of 2025 compared to the same period in 2024 is primarily attributable to the increase in sales. The increase in warehouse and delivery expenses as a percentage of net sales in the first quarter of 2025 compared to the same period in 2024 is primarily related to higher freight costs.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $8.7 million, or 10%, to $93.9 million in the first quarter of 2025 compared to $85.2 million in the prior year quarter. The increase in SG&A expenses in the first quarter of 2025 compared to the prior year quarter is primarily related to increased wages, technology expenses, loss on sale of fixed assets, and insurance expenses, partially offset by decreased professional fees. In the first quarter of 2025, SG&A expenses as a percentage of net sales increased 30 basis points to 9.4% compared to 9.1% in the first quarter of 2024.
Amortization of Intangible Assets. Amortization of intangible assets increased $1.7 million, or 7%, to $24.5 million in the first quarter of 2025 compared to $22.8 million in the prior year quarter, primarily reflecting the impact of the acquisitions completed in 2024.
Operating Income. Operating income increased $6.3 million, or 10%, to $65.6 million in the first quarter of 2025 compared to $59.3 million in the first quarter of 2024. As a percentage of net sales, operating income increased 10 basis points to 6.5% in the first quarter of 2025 compared to 6.4% in the same period in 2024. The increase in operating income is primarily attributable to increased net sales and the items discussed above. The increase to operating income as a percentage of net sales is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense decreased $1.0 million, or 5%, to $19.1 million in the first quarter of 2025 compared to $20.1 million in the prior year quarter. The decrease primarily reflects a lower average interest rate on our outstanding debt compared to the prior year quarter.
Income Taxes. Income tax expense increased $4.0 million in the first quarter of 2025 to $8.2 million compared to $4.2 million in the prior year quarter.
The effective tax rate was 17.7% in the first quarter of 2025 and 10.6% in the first quarter of 2024. The increase in income tax expense in the first quarter of 2025 compared to the same period in 2024 is primarily related to decreased excess tax benefits on share-based compensation and an increase in income before taxes.
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
First Quarter Ended March 30, 2025 Compared to 2024
General

In the discussion that follows, sales attributable to the Company’s reportable segments include inter-segment sales and gross profit includes the impact of inter-segment operating activity.

The table below presents information about the sales, gross profit and operating income of the Company’s reportable segments. A reconciliation of consolidated net sales and operating income is presented in Note 11 "Segment Information" of the Notes to Condensed Consolidated Financial Statements.

	First Quarter Ended		Amount Change	% Change
($ in thousands)	March 30, 2025	March 31, 2024
Sales
Manufacturing	$754,487	$714,510	$39,977	6%
Distribution	$254,086	$238,502	$15,584	7%
Gross Profit
Manufacturing	$169,391	$156,664	$12,727	8%
Distribution	$61,701	$50,057	$11,644	23%
Operating Income
Manufacturing	$98,121	$87,450	$10,671	12%
Distribution	$25,000	$23,720	$1,280	5%
Manufacturing
Sales. Manufacturing segment sales increased $40.0 million, or 6%, to $754.5 million in the first quarter of 2025 compared to $714.5 million in the prior year quarter. The manufacturing segment accounted for approximately 75% of the Company’s sales for both the first quarter of 2025 and 2024.
Manufacturing segment sales in the first quarter of 2025 compared to the prior year quarter increased due to increased sales to the RV, MH, and industrial markets, partially offset by decreased sales to the marine and powersports markets. Sales to the RV market increased 19%, primarily attributable to an increase in estimated wholesale units of 14% compared to the prior year quarter. Sales to the MH market increased 10% compared to the prior year quarter, primarily due to an increase in estimated wholesale MH industry unit shipments of approximately 6%. Sales to the industrial market increased 1% compared to the prior year quarter. Sales to the marine market decreased 5%, primarily attributable to a decrease in estimated powerboat wholesale unit shipments of 10% compared to the prior year quarter. Sales to the powersports market decreased 3% compared to the prior year quarter.
Manufacturing segment sales in the first quarter of 2025 attributable to acquisitions completed in the first quarter of 2025 were $4.3 million. Manufacturing segment sales in the first quarter of 2024 attributable to acquisitions completed in the first quarter of 2024 were $58.1 million.
Gross Profit. Manufacturing segment gross profit increased $12.7 million, or 8%, to $169.4 million in the first quarter of 2025 compared to $156.7 million in the first quarter of 2024. As a percentage of sales, gross profit increased 60 basis points to 22.5% in the first quarter of 2025 compared to 21.9% in the prior year quarter. The increase in gross profit as a percentage of sales in the first quarter of 2025 compared to the same quarter in 2024 is attributable to decreased labor and manufacturing costs as a percentage of sales, partially offset by increased material costs as a percentage of sales.
Operating Income. Operating income increased $10.7 million, or 12%, to $98.1 million in the first quarter of 2025 compared to $87.5 million in the prior year quarter. The overall increase in operating income in the first quarter of 2025 primarily reflects the items discussed above.
Distribution
Sales. Distribution segment sales increased $15.6 million, or 7%, to $254.1 million in the first quarter of 2025 compared to $238.5 million in the prior year quarter. This segment accounted for approximately 25% of the Company’s sales for both the first quarter of 2025 and 2024.

Distribution segment sales in the first quarter of 2025 compared to the first quarter of 2024 increased due to increased sales to each of our markets. Sales to the MH market increased 12% compared to the prior year quarter, primarily due to an increase in estimated wholesale MH industry unit shipments of approximately 6%. Sales to the RV market increased 3% compared to the prior year quarter. Sales to the industrial market increased 17% compared to the prior year quarter. Sales to the marine market increased 4% compared to the prior year quarter, primarily attributable to product mix shifts by certain customers. Sales to the powersports market increased 37% compared to the prior year quarter, primarily attributable to product mix shifts by certain customers.
Gross Profit. Distribution segment gross profit increased $11.6 million, or 23%, to $61.7 million in the first quarter of 2025 compared to $50.1 million in the first quarter of 2024. As a percentage of sales, gross profit increased 330 basis points to 24.3% in the first quarter of 2025 compared to 21.0% in the prior year quarter. The increase in gross profit as a percentage of sales in the first quarter of 2025 compared to the same quarter in 2024 is attributable to decreased labor and material costs as a percentage of sales.
Operating Income. Operating income increased $1.3 million, or 5%, to $25.0 million in the first quarter of 2025 compared to $23.7 million in the prior year quarter. The increase in operating income in the first quarter of 2025 primary reflects the impact of the items discussed above.
LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of liquidity are cash flows from operation, available cash reserves and borrowing capacity available under the revolving credit and term loan facility (the “2024 Credit Facility”), as discussed in Note 8 "Debt" of the Notes to Condensed Consolidated Financial Statements. Our liquidity as of March 30, 2025 consisted of cash and cash equivalents of $86.6 million and $658.0 million of availability under the 2024 Credit Facility, net of $7.0 million of outstanding letters of credit.
As of March 30, 2025, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under the 2024 Credit Facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on the Company's current cash flow budgets and forecast of short-term and long-term liquidity needs.
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
In the first three months of 2025, the Company utilized available borrowing capacity under the Revolver due 2029 and cash on hand to fund two acquisitions, as discussed in Note 5 "Acquisitions" of the Notes to Condensed Consolidated Financial Statements.

As of and for the reporting period ended March 30, 2025, the Company was in compliance with its financial covenants as required under the terms of the credit agreement that established the 2024 Credit Facility (the “2024 Credit Agreement”). The required maximum consolidated secured net leverage ratio and the required minimum consolidated interest coverage ratio, as such ratios are defined in the 2024 Credit Agreement, compared to the actual amounts as of March 30, 2025 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.43
Consolidated interest coverage ratio (12-month period)	3.00	6.70
In addition, as of March 30, 2025, the Company's consolidated total net leverage ratio (12-month period) was 2.74. While this ratio is not a covenant under the 2024 Credit Agreement, it is used in determining the applicable borrowing margin under the 2024 Credit Agreement.
Cash Flows
Operating Activities: Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities increased $4.9 million, or 14%, to $40.1 million in the first three months of 2025 compared to $35.2 million in the first three months of 2024. The increase in operating cash flows is primarily attributable to a $5.0 million decrease in operating assets and liabilities, net of business acquisitions, as a use of cash, increased net income, depreciation and amortization, and losses on sale of property plant and equipment of $3.1 million, $2.3 million and $2.0 million, respectively, partially offset by decreased deferred income taxes of $5.7 million compared to the first three months of 2024.
Investing Activities: Net cash used in investing activities decreased $304.6 million to $66.1 million in the first three months of 2025 compared to $370.7 million in the first three months of 2024 due to a decrease in cash used in business acquisitions, which were $47.6 million in the three months of 2025 compared to $329.6 million in the first three months of 2024, primarily due to the acquisition of Sportech in January 2024.
Financing Activities: Net cash provided by financing activities was $79.0 million in the first three months of 2025 compared to $341.7 million in the first three months of 2024, primarily due to a decrease in net borrowings under our revolving credit facility of $265 million, to $110.0 million in the first three months of 2025 from $375.0 million in the first three months of 2024.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1, “Basis of Presentation and Significant Accounting Policies” to the accompanying Condensed Consolidated Financial Statements in Item 1.
CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies which are summarized in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.
OTHER
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
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in this quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from those set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements. Information about certain risks that could affect our business and cause actual results to differ from those expressed or implied in the forward-looking statements are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and in the Company's Forms 10-Q for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations
As of March 30, 2025, our total debt obligations under our 2024 Credit Agreement were under Secured Overnight Financing Rate ("SOFR")-based interest rates. A 100-basis point increase in the underlying SOFR rates would result in additional annual interest cost of approximately $3.33 million, assuming average borrowings during 2025, including the Revolver due 2029 and Term Loan due 2029, subject to variable rates were equal to the amount of such borrowings outstanding at March 30, 2025, excluding deferred financing costs related to the Revolver due 2029 and Term Loan due 2029.
Commodity Volatility
The prices of key raw materials, consisting primarily of lauan, gypsum, fiberglass, particleboard, aluminum, softwoods and hardwoods lumber, resin, and petroleum-based products, are influenced by demand and other factors specific to these commodities as well as general inflationary pressures, including those driven by supply chain and logistical disruptions. Prices of certain commodities have historically been volatile and continued to fluctuate in 2025. During periods of volatile commodity prices, we have generally been able to pass both price increases and decreases to our customers in the form of price adjustments. We are exposed to risks during periods of commodity volatility because there can be no assurance future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw material cost increases or decreases. We do not believe that commodity price volatility had a material effect on results of operations for the periods presented.

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
In connection with the pricing of the 1.75% Convertible Notes, we entered into convertible note hedge transactions with certain of the initial purchasers and/or their respective affiliates (the “option counterparties”). At the same time, we entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the 1.75% Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants described in Note 9 "Derivative Financial Instruments" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities. None.
(b) Use of Proceeds. None.
(c) Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock in the three months ended March 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 26, 2025	—	$—	—	$200,000,000
January 27 - March 2, 2025	86,300	$96.46	—	$200,000,000
March 3 - March 30, 2025	102,862	$85.34	99,763	$191,500,000
	189,162		99,763
(1)Amount includes 89,399 shares of common stock purchased by the Company in the period for the purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards and the exercise of stock options and stock appreciation rights held by the employees.
(2)See Note 12 "Stock Repurchase Programs" of the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program.
ITEM 5. OTHER INFORMATION
During the three months ended March 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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

Date: May 8, 2025	By:	/s/ Andrew C. Roeder
Andrew C. Roeder
Executive Vice President - Finance, Chief Financial Officer, and Treasurer

Date: May 8, 2025	By:	/s/ Matthew S. Filer
Matthew S. Filer
Senior Vice President - Finance and Chief Accounting Officer