Form 10-Q
period 2025-06-29
PATRICK INDUSTRIES INC
filed 2025-08-07
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of August 1, 2025, there were 33,278,676 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
($ and shares in thousands, except per share data)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net sales	$1,047,554	$1,016,624	$2,050,974	$1,950,116
Cost of goods sold	796,922	785,330	1,571,751	1,513,967
Gross profit	250,632	231,294	479,223	436,149

Operating expenses:
Warehouse and delivery	46,075	38,739	90,657	76,188
Selling, general and administrative	93,206	83,588	187,137	168,834
Amortization of intangible assets	24,629	24,278	49,138	47,096
Total operating expenses	163,910	146,605	326,932	292,118
Operating income	86,722	84,689	152,291	144,031
Interest expense, net	18,869	20,343	37,981	40,433
Other expenses	24,420	—	24,420	—
Income before income taxes	43,433	64,346	89,890	103,598
Income taxes	10,997	16,462	19,216	20,621
Net income	$32,436	$47,884	$70,674	$82,977

Basic earnings per common share (1)	$1.00	$1.47	$2.17	$2.55
Diluted earnings per common share (1)	$0.96	$1.44	$2.07	$2.50

Weighted average shares outstanding – Basic (1)	32,520	32,586	32,595	32,533
Weighted average shares outstanding – Diluted (1)	33,823	33,254	34,116	33,187
(1)The prior year periods reflect the impact of the three-for-two stock split paid in December 2024. See Note 1 "Basis of Presentation and Significant Accounting Policies" for further details.
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
($ in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	$32,436	$47,884	$70,674	$82,977
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(6)	3	(2)	(29)
Total other comprehensive (loss) income	(6)	3	(2)	(29)
Comprehensive income	$32,430	$47,887	$70,672	$82,948
See accompanying Notes to Condensed Consolidated Financial Statements..

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	June 29, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$21,974	$33,561
Trade and other receivables, net	270,135	178,206
Inventories	554,631	551,617
Prepaid expenses and other	53,218	59,233
Total current assets	899,958	822,617
Property, plant and equipment, net	406,871	384,903
Operating lease right-of-use assets	190,588	200,697
Goodwill	801,785	797,236
Intangible assets, net	766,309	802,889
Other non-current assets	13,701	12,612
Total assets	$3,079,212	$3,020,954
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,250	$6,250
Current operating lease liabilities	55,186	53,697
Accounts payable	284,510	187,915
Accrued liabilities	114,376	105,753
Total current liabilities	460,322	353,615
Long-term debt, less current maturities, net	1,266,298	1,311,684
Long-term operating lease liabilities	139,686	151,026
Deferred tax liabilities, net	53,564	61,346
Other long-term liabilities	16,233	14,917
Total liabilities	1,936,103	1,892,588
Shareholders' equity
Preferred shares, no par value per share, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value per share, 60,000,000 shares authorized, 33,278,676 and 33,567,048 issued and outstanding as of June 29, 2025 and December 31, 2024, respectively	202,765	202,353
Accumulated other comprehensive loss	(928)	(926)
Retained earnings	941,272	926,939
Total shareholders' equity	1,143,109	1,128,366
Total liabilities and shareholders' equity	$3,079,212	$3,020,954
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
($ in thousands)	June 29, 2025	June 30, 2024
Cash flows from operating activities
Net income	$70,674	$82,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,255	81,816
Stock-based compensation expense	11,300	9,742
Deferred income taxes	(7,782)	—
Amortization of deferred debt financing costs	1,611	1,613
Loss (gain) on sale of property, plant and equipment	2,094	(368)
Other	(1,422)	174
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(88,883)	(65,089)
Inventories	4,655	28,276
Prepaid expenses and other assets	4,493	(1,862)
Accounts payable, accrued liabilities and other	107,472	35,379
Net cash provided by operating activities	189,467	172,658
Cash flows from investing activities
Purchases of property, plant and equipment	(38,446)	(32,411)
Proceeds from sale of property, plant and equipment	1,832	2,114
Business acquisitions, net of cash acquired	(48,140)	(330,727)
Other investing activities	(1,864)	(25,789)
Net cash used in investing activities	(86,618)	(386,813)
Cash flows from financing activities
Term debt repayments	(1,563)	(3,750)
Borrowings on revolver	345,536	875,055
Repayments on revolver	(390,536)	(580,055)
Stock repurchases under buyback program	(31,969)	—
Cash dividends paid to shareholders	(26,951)	(25,047)
Taxes paid for share-based payment arrangements	(8,611)	(14,883)
Payment of contingent consideration from business acquisitions	(33)	(4,560)
Proceeds from exercise of common stock options	—	21
Other financing activities	(309)	(75)
Net cash (used in) provided by financing activities	(114,436)	246,706
Net (decrease) increase in cash and cash equivalents	(11,587)	32,551
Cash and cash equivalents at beginning of year	33,561	11,409
Cash and cash equivalents at end of period	$21,974	$43,960
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Second Quarter Ended June 29, 2025
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 30, 2025	$198,408	$(922)	$943,782	$1,141,268
Net income	—	—	32,436	32,436
Dividends declared	—	—	(13,164)	(13,164)
Other comprehensive income, net of tax	—	(6)	—	(6)
Stock repurchases under buyback program	(1,676)	—	(21,782)	(23,458)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(18)	—	—	(18)
Stock-based compensation expense	6,051	—	—	6,051
Balance at June 29, 2025	$202,765	$(928)	$941,272	$1,143,109

	Second Quarter Ended June 30, 2024
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 31, 2024	$193,930	$(1,031)	$865,637	$1,058,536
Net income	—	—	47,884	47,884
Dividends declared	—	—	(12,127)	(12,127)
Other comprehensive income, net of tax	—	3	—	3
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(95)	—	—	(95)
Issuance of shares upon exercise of common stock options	21	—	—	21
Stock-based compensation expense	4,282	—	—	4,282
Balance at June 30, 2024	$198,138	$(1,028)	$901,394	$1,098,504
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Continued)

	Six Months Ended June 29, 2025
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2024	$202,353	$(926)	$926,939	$1,128,366
Net income	—	—	70,674	70,674
Dividends declared	—	—	(26,649)	(26,649)
Other comprehensive loss, net of tax	—	(2)	—	(2)
Stock repurchases under buyback program	(2,277)	—	(29,692)	(31,969)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(8,611)	—	—	(8,611)
Stock-based compensation expense	11,300	—	—	11,300
Balance at June 29, 2025	$202,765	$(928)	$941,272	$1,143,109

	Six Months Ended June 30, 2024
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2023	$203,258	$(999)	$843,078	$1,045,337
Net income	—	—	82,977	82,977
Dividends declared	—	—	(24,661)	(24,661)
Other comprehensive loss, net of tax	—	(29)	—	(29)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(14,883)	—	—	(14,883)
Issuance of shares upon exercise of common stock options	21	—	—	21
Stock-based compensation expense	9,742	—	—	9,742
Balance at June 30, 2024	$198,138	$(1,028)	$901,394	$1,098,504
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of June 29, 2025 and December 31, 2024, its results of operations for the second quarter and six months ended June 29, 2025 and June 30, 2024, and its cash flows for the six months ended June 29, 2025 and June 30, 2024.
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
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2025 ended on June 29, 2025, and the second quarter of fiscal year 2024 ended on June 30, 2024.
Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available for diluted shares by the weighted-average number of common shares outstanding, plus the weighted-average impact of potentially dilutive convertible notes and warrants, plus the dilutive effect of stock options, stock appreciation rights ("SARs"), and certain restricted stock awards (collectively, “Common Stock Equivalents”). The dilutive effect of Common Stock Equivalents is calculated under the treasury stock method using the average market price for the period. Common Stock Equivalents are not included in the computation of diluted earnings per common share if their effect would be anti-dilutive.
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

Major Customer Concentration
The Company had two major customers that accounted for the following consolidated net sales for the second quarter and six months ended June 29, 2025 and June 30, 2024:

	Second Quarter Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Percentage of total net sales:
Customer 1	14%	15%	15%	16%
Customer 2	14%	14%	15%	14%

The Company had one major customers that accounted for the following trade receivables as of June 29, 2025 and December 31, 2024:

	As of
	June 29, 2025	December 31, 2024
Percentage of trade receivables, net:
Customer 2	11%	8%
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
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The amendments in this update require public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively or retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2024-03 will have on the Company's consolidated financial statements.

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
NOTE 2. REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of all intercompany sales, is disaggregated by market type and by reportable segment:

	Second Quarter Ended June 29, 2025
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$331,269	$148,006	$479,275
Marine	144,407	12,085	156,492
Powersports	91,719	4,659	96,378
Manufactured Housing	81,537	100,910	182,447
Industrial	122,739	10,223	132,962
Total	$771,671	$275,883	$1,047,554

	Second Quarter Ended June 30, 2024
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$309,339	$140,396	$449,735
Marine	145,374	12,304	157,678
Powersports	100,349	3,501	103,850
Manufactured Housing	77,473	97,139	174,612
Industrial	121,177	9,572	130,749
Total	$753,712	$262,912	$1,016,624

	Six Months Ended June 29, 2025
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$677,242	$280,925	$958,167
Marine	283,773	21,766	305,539
Powersports	168,953	8,365	177,318
Manufactured Housing	157,864	197,809	355,673
Industrial	234,601	19,676	254,277
Total	$1,522,433	$528,541	$2,050,974

	Six Months Ended June 30, 2024
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$601,150	$269,574	$870,724
Marine	291,419	21,574	312,993
Powersports	180,308	6,212	186,520
Manufactured Housing	146,898	183,838	330,736
Industrial	231,480	17,663	249,143
Total	$1,451,255	$498,861	$1,950,116
Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.
NOTE 3. INVENTORY
Inventories consisted of the following:

($ in thousands)	June 29, 2025	December 31, 2024
Raw materials	$306,433	$292,730
Work in process	18,542	18,157
Finished goods	105,856	103,318
Less: reserve for inventory excess and obsolescence	(19,080)	(16,456)
Total manufactured goods, net	411,751	397,749
Materials purchased for resale (distribution products)	152,799	161,492
Less: reserve for inventory excess and obsolescence	(9,919)	(7,624)
Total materials purchased for resale (distribution products), net	142,880	153,868
Total inventories	$554,631	$551,617
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended June 29, 2025 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at December 31, 2024	$680,246	$116,990	$797,236
Acquisitions	4,027	—	4,027
Adjustments to preliminary purchase price allocations	110	412	522
Balance at June 29, 2025	$684,383	$117,402	$801,785

Intangible assets, net consisted of the following as of June 29, 2025 and December 31, 2024:

($ in thousands)	June 29, 2025	December 31, 2024
Customer relationships	$934,715	$924,720
Non-compete agreements	26,176	25,776
Patents	90,904	89,641
Trademarks	226,427	225,527
Intangible assets, gross	1,278,222	1,265,664
Less: accumulated amortization
Customer relationships	(463,526)	(419,358)
Non-compete agreements	(21,184)	(20,065)
Patents	(27,203)	(23,352)
Intangible assets, net	$766,309	$802,889
Changes in the carrying value of intangible assets for the six months ended June 29, 2025 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at December 31, 2024	$671,131	$131,758	$802,889
Additions	10,963	—	10,963
Amortization	(41,552)	(7,586)	(49,138)
Adjustments to preliminary purchase price allocations	357	1,238	1,595
Balance at June 29, 2025	$640,899	$125,410	$766,309
NOTE 5. ACQUISITIONS
General
Business combinations generally take place to strengthen Patrick's positions in existing markets and increase its market share and product offerings, expand into additional markets, and gain key technologies. Acquisitions are accounted for under the acquisition method of accounting. For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired is recorded as goodwill, which generally represents the combined value of the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, market share growth and net income.
The Company completed two acquisitions in the first six months of 2025 (the "2025 Acquisitions"). Acquisition-related costs associated with the 2025 Acquisitions were immaterial. For the second quarter and six months ended June 29, 2025, net sales included in the Company's condensed consolidated statements of income related to the 2025 Acquisitions were $8.9 million and $13.2 million, respectively, and operating losses were $0.3 million and $0.4 million, respectively. Assets acquired and liabilities assumed in the acquisitions were recorded on the Company's condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one year measurement period.
The Company completed two acquisitions in the second quarter of 2024 and six acquisitions in the first six months of 2024. Acquisition-related costs associated with the acquisitions completed in the first six months of 2024 were approximately $5.0 million. For the second quarter and six months ended June 30, 2024, net sales included in the Company's condensed consolidated statements of income related to the acquisitions completed in the first six months of 2024 were $79.6 million and $137.7 million, respectively, and operating income was $15.7 million and $26.6 million, respectively.

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
Changes in the contingent consideration liability for the second quarter and six months ended June 29, 2025 and June 30, 2024 are as follows:

	Second Quarter Ended		Six Months Ended
($ in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Fair value at beginning of period	$3,792	$4,630	$3,608	$8,510
Additions	—	130	1,800	130
Fair value adjustments	—	(1,900)	(1,600)	(1,900)
Settlements	(16)	(1,060)	(32)	(4,940)
Fair value at end of period	$3,776	$1,800	$3,776	$1,800
The following table shows the balance sheet location of the fair value of contingent consideration and the maximum amount of contingent consideration payments the Company may be subject to:

($ in thousands)	June 29, 2025	December 31, 2024
Accrued liabilities	$1,565	$1,665
Other long-term liabilities	2,211	1,943
Total fair value of contingent consideration	$3,776	$3,608
Maximum amount of contingent consideration	$6,876	$8,618
2025 Acquisitions
The Company completed two acquisitions in the first six months ended June 29, 2025. Total cash consideration for the 2025 Acquisitions was approximately $43.8 million, plus contingent consideration over a less than one-year period based on future performance in connection with one acquisition. As the Company finalizes the fair value of the acquired assets and assumed liabilities, additional purchase price adjustments may be recorded during the measurement period.
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

Inclusive of five acquisitions not discussed above, total cash consideration for the 2024 Acquisitions was approximately $416.1 million, plus contingent consideration over a three-year period based on future performance in connection with certain acquisitions. Purchase price allocations and all valuation activities in connection with the 2024 Acquisitions have been finalized for six of the 2024 Acquisitions. Changes to preliminary purchase accounting estimates recorded in the six months ended June 29, 2025 related to the 2024 Acquisitions were immaterial.
The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of each of the 2025 Acquisitions and 2024 Acquisitions:

	2025 Acquisitions	2024 Acquisitions
($ in thousands)	Total	Sportech	All Others	Total
Consideration:
Cash, net of cash acquired	$43,847	$319,073	$96,998	$416,071
Contingent consideration (1)	1,800	—	2,030	2,030
Total consideration	$45,647	$319,073	$99,028	$418,101

Assets Acquired:
Trade receivables	$3,049	$21,587	$2,256	$23,843
Inventories	7,669	20,611	19,010	39,621
Prepaid expenses & other	346	1,719	4,138	5,857
Property, plant & equipment	28,032	18,766	7,021	25,787
Operating lease right-of-use assets	—	15,096	1,284	16,380
Identifiable intangible assets:
Customer relationships	8,400	152,000	17,560	169,560
Non-compete agreements	400	2,000	2,375	4,375
Patents and developed technology	1,200	17,500	600	18,100
Trademarks	900	20,500	8,000	28,500
Liabilities Assumed:
Current portion of operating lease obligations	—	(1,437)	(585)	(2,022)
Accounts payable & accrued liabilities	(8,376)	(32,398)	(4,313)	(36,711)
Operating lease obligations	—	(13,658)	(699)	(14,357)
Deferred tax liabilities	—	(21,288)	—	(21,288)
Total fair value of net assets acquired	41,620	200,998	56,647	257,645
Goodwill (2)	4,027	118,075	42,381	160,456
Total purchase price allocation	$45,647	$319,073	$99,028	$418,101
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
Pro Forma Information (Unaudited)
The following pro forma information for the second quarter and six months ended June 29, 2025 and June 30, 2024 assumes the 2025 Acquisitions and 2024 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2025 Acquisitions and 2024 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.
The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes incremental amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of zero and $0.1 million for the second quarter and six months ended June 29, 2025, respectively, and $0.6 million and $2.3 million for the second quarter and six months ended June 30, 2024, respectively.

	Second Quarter Ended		Six Months Ended
($ in thousands, except per share data)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue	$1,047,554	$1,047,272	$2,057,427	$2,035,596
Net income	$32,436	$48,556	$70,169	$84,098
Basic earnings per common share	$1.00	$1.49	$2.15	$2.59
Diluted earnings per common share	$0.96	$1.46	$2.06	$2.53
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisitions been consummated as of the periods indicated above.
NOTE 6. STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense, net of forfeitures, of approximately $6.1 million and $11.3 million in the second quarter and six months ended June 29, 2025, respectively, and $4.2 million and $9.7 million in the second quarter and six months ended June 30, 2024, respectively.
The Board approved various share grants under the Company’s 2009 Omnibus Incentive Plan in the six months ended June 29, 2025 totaling 242,035 shares in the aggregate at an average fair value of $94.97 per share at grant date for a total fair value at grant date of $23.0 million.
Stock Appreciation Rights ("SARs"):
On February 25, 2025, the Board approved the grant of 329,850 SARs divided into four tranches at exercise prices of $92.72, $110.76, $132.31 and $158.05 per share. The SARs vest pro-ratably over four years from the grant date and have nine-year contractual terms. The SARs are to be settled in shares of common stock or, at the sole discretion of the Board, in cash. As of June 29, 2025, the total remaining cost to be expensed over the four-year vesting period will be $5.7 million which will be expensed ratably over the four-year vesting period.

Stock Options:
On February 25, 2025, the Board approved the grant of 329,850 stock options at an exercise price per share of $92.72. The stock options vest pro-rata over four years from the grant date and have nine-year contractual terms. As of June 29, 2025, the total remaining cost will be $8.1 million which will be expensed ratably over the four-year vesting period.
The Company estimates the fair value of the stock options and SARs awards as of the grant date by applying the Black-Scholes option-pricing model. The following are the assumptions that were used in calculating the fair value of stock options and SARs granted during the first quarter of 2025:

Expected term	9 years
Expected volatility	24%
Risk-free interest rate	4.25%
Dividend yield	1.77%
NOTE 7. EARNINGS PER COMMON SHARE
Earnings per common share calculated for the second quarter and first six months of 2025 and 2024 is as follows:

($ and shares in thousands, except per share data)	Second Quarter Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Numerator:
Earnings for basic earnings per common share calculation	$32,436	$47,884	$70,674	$82,977
Denominator: (1)
Weighted average common shares outstanding - basic	32,520	32,586	32,595	32,533
Weighted average impact of potentially dilutive convertible notes	903	391	984	349
Weighted average impact of potentially dilutive warrants	199	—	295	—
Weighted average impact of potentially dilutive securities	201	277	242	305
Weighted average common shares outstanding - diluted	33,823	33,254	34,116	33,187
Earnings per common share: (1)
Basic earnings per common share	$1.00	$1.47	$2.17	$2.55
Diluted earnings per common share	$0.96	$1.44	$2.07	$2.50
(1)The prior year periods reflect the impact of the three-for-two stock split paid in December 2024. See Note 1 "Basis of Presentation and Significant Accounting Policies" for further details.
An immaterial amount of securities were not included in the computation of diluted earnings per common share as they are considered anti-dilutive for the periods presented.

NOTE 8. DEBT
A summary of total debt outstanding at June 29, 2025 and December 31, 2024 is as follows:

($ in thousands)	June 29, 2025	December 31, 2024
Long-term debt:
Term loan due 2029	$121,875	$123,438
Revolver due 2029	55,000	100,000
1.75% convertible notes due 2028	258,725	258,750
4.75% senior notes due 2029	350,000	350,000
6.375% senior notes due 2032	500,000	500,000
Total debt	1,285,600	1,332,188
Less: convertible notes deferred financing costs, net	(3,422)	(3,915)
Less: term loan deferred financing costs, net	(486)	(543)
Less: senior notes deferred financing costs, net	(9,144)	(9,796)
Less: current maturities of long-term debt	(6,250)	(6,250)
Total long-term debt, less current maturities, net	$1,266,298	$1,311,684
As of June 29, 2025, the Company maintained a senior secured credit facility comprised of a $875 million revolving credit facility (the "Revolver due 2029") and a $125 million term loan (the "Term Loan due 2029") and together with the Revolver due 2029, (the "2024 Credit Facility").
The interest rate for incremental borrowings under the Revolver due 2029 as of June 29, 2025 was the Secured Overnight Financing Rate (“SOFR”) plus 1.75% (or 6.07%) for the SOFR-based option. The fee payable on committed but unused portions of the Revolver due 2029 was 0.225% as of June 29, 2025.
Total cash interest paid was $32.9 million and $34.6 million for the second quarter and six months ended June 29, 2025, respectively, and $31.6 million and $40.2 million for the second quarter and six months ended June 30, 2024, respectively.
Conditional Conversion Feature of the 1.75% Convertible Senior Notes due 2028
As of June 29, 2025, the conditional conversion feature of the 1.75% Convertible Senior Notes due 2028 (the “1.75% Convertible Notes”) related to the price of our common stock equaling or exceeding 130% of the conversion price was triggered. As a result, the 1.75% Convertible Notes are convertible, in whole or in part, at the option of the holders from July 1, 2025 to September 30, 2025. Whether the 1.75% Convertible Notes will be convertible in subsequent periods will depend on the continued satisfaction of this condition or another conversion condition in the future. The 1.75% Convertible Notes were also convertible in each calendar quarter beginning with the quarter ended December 31, 2024 based on satisfying this condition in the respective prior calendar quarter. The 1.75% Convertible Notes converted during the period from January 1, 2025 to June 30, 2025 were immaterial. The Company has the intent and ability to utilize available borrowing capacity under the Revolver due 2029 to satisfy any cash conversion obligations that it may have, should holders choose to exercise their conversion rights during the period noted above.

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities as of June 29, 2025 and December 31, 2024:

	June 29, 2025			December 31, 2024
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
1.75% convertible notes due 2028 (1)	$—	$376.5	$—	$—	$351.3	$—
4.75% senior notes due 2029 (1)	$—	$339.3	$—	$—	$330.3	$—
6.375% senior notes due 2032 (1)	$—	$500.4	$—	$—	$485.0	$—
Term loan due 2029 (1) (2)	$—	$121.9	$—	$—	$123.4	$—
Revolver due 2029 (1) (2)	$—	$55.0	$—	$—	$100.0	$—
Contingent consideration (3)	$—	$—	$3.8	$—	$—	$3.6
(1)The amounts of these notes listed above are the fair values for disclosure purposes only, and they are recorded in the Company's condensed consolidated balance sheets as of June 29, 2025 and December 31, 2024 at carrying value.
(2)The carrying amounts of our term loan and revolving credit facility approximate fair value as of June 29, 2025 and December 31, 2024 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
(3)The estimated fair value of the Company's contingent consideration is discussed further in Note 5 "Acquisitions".
NOTE 10. INCOME TAXES
The effective tax rate in the second quarter of 2025 and 2024 was 25.3% and 25.6%, respectively, and the effective tax rate for the comparable six month periods was 21.4% and 19.9%, respectively. The first six months of 2025 and 2024 tax rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $3.0 million and $5.6 million, respectively.

Cash paid for income taxes, net of refunds, was $14.9 million and $22.3 million in the second quarter and first six months of 2025, respectively, and $19.1 million and $19.2 million in the second quarter and first six months of 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law. The OBBBA makes permanent many of the expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including the immediate expensing of domestic research and development expenditures, more favorable business interest deductibility and 100 percent first-year bonus depreciation on qualifying property with effective dates in 2025. The Company is currently evaluating the impact of these provisions. However, since the OBBBA was enacted after the end of the second quarter of 2025, any resulting impacts will be reflected in subsequent reporting periods and are not expected to be material.
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

The following tables summarize key financial information by segment:

	Second Quarter Ended June 29, 2025
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$776,520	$277,488	$1,054,008
Cost of goods sold	597,232	205,314	802,546
Gross profit	$179,288	$72,174	$251,462

Operating expenses	76,165	39,756	115,921
Operating income	$103,123	$32,418	$135,541
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			24,305
Amortization of intangible assets			24,515
Interest expense, net			18,869
Elimination of inter-segment profits			(1)
Other expense			24,420
Consolidated income before income taxes			$43,433

Capital expenditures	$12,256	$8	$12,264
Depreciation and amortization	$36,413	$4,559	$40,972

	Second Quarter Ended June 30, 2024
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$774,231	$265,237	$1,039,468
Cost of goods sold	595,487	207,105	802,592
Gross Profit	$178,744	$58,132	$236,876

Operating expenses	69,992	27,974	97,966
Operating income	$108,752	$30,158	$138,910
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			24,654
Amortization of intangible assets			24,254
Interest expense, net			20,343
Elimination of inter-segment profits			5,313
Consolidated income before income taxes			$64,346

Capital expenditures	$7,784	$2,146	$9,930
Depreciation and amortization	$35,673	$4,067	$39,740

	Six Months Ended June 29, 2025
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$1,531,007	$531,574	$2,062,581
Cost of goods sold	1,182,328	397,699	1,580,027
Gross profit	$348,679	$133,875	$482,554

Operating expenses	147,435	76,457	223,892
Operating income	$201,244	$57,418	$258,662
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			55,884
Amortization of intangible assets			48,976
Interest expense, net			37,981
Elimination of inter-segment profits			1,511
Other expense			24,420
Consolidated income before income taxes			$89,890

Capital expenditures	$29,821	$554	$30,375
Depreciation and amortization	$72,916	$9,131	$82,047

	Six Months Ended June 30, 2024
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$1,488,741	$503,739	$1,992,480
Cost of goods sold	1,153,823	395,550	1,549,373
Gross profit	$334,918	$108,189	$443,107

Operating expenses	138,716	54,311	193,027
Operating income	$196,202	$53,878	$250,080
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			52,577
Amortization of intangible assets			47,088
Interest expense, net			40,433
Elimination of inter-segment profits			6,384
Consolidated income before income taxes			$103,598

Capital expenditures	$18,280	$5,730	$24,010
Depreciation and amortization	$71,090	$7,388	$78,478
A reconciliation of certain line items pertaining to the total reportable segments to the condensed consolidated financial statements in the second quarter and first six months ended June 29, 2025 and June 30, 2024, and as of June 29, 2025 and December 31, 2024 is as follows:

	Second Quarter Ended		Six Months Ended
($ in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net sales:
Total sales for reportable segments	$1,054,008	$1,039,468	$2,062,581	$1,992,480
Elimination of inter-segment sales (1)	(6,454)	(22,844)	(11,607)	(42,364)
Consolidated net sales	$1,047,554	$1,016,624	$2,050,974	$1,950,116

Depreciation and amortization:
Depreciation and amortization for reportable segments	$40,972	$39,740	$82,047	$78,478
Corporate depreciation and amortization	1,637	1,741	3,208	3,338
Consolidated depreciation and amortization	$42,609	$41,481	$85,255	$81,816

Capital expenditures:
Capital expenditures for reportable segments	$12,264	$9,930	$30,375	$24,010
Corporate capital expenditures	6,011	6,986	8,071	8,401
Consolidated capital expenditures	$18,275	$16,916	$38,446	$32,411
(1) Eliminations for the second quarter and six months ended June 29, 2025 include only the elimination of inter-segment transactions.

	As of
($ in thousands)	June 29, 2025	December 31, 2024
Total assets:
Manufacturing segment assets	$2,478,132	$2,402,533
Distribution segment assets	523,835	524,827
Corporate assets unallocated to segments	55,271	60,033
Cash and cash equivalents	21,974	33,561
Consolidated total assets	$3,079,212	$3,020,954
The Company's revenue from external customers and long-lived assets are substantially all attributed to the U.S.
NOTE 12. STOCK REPURCHASE PROGRAMS
In November 2024, the Board authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $200 million, including the $72.9 million remaining under the previous authorization. As of June 29, 2025, Patrick had approximately $168.0 million remaining in the amount of the Company's common stock that may be acquired under the current stock repurchase program.
Under the stock repurchase plan, the Company made repurchases of common stock as follows for the respective periods:

	Second Quarter Ended		Six Months Ended
($ in millions, except average price data)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Shares repurchased	277,849	—	377,612	—
Average price	$84.43	$—	$84.66	$—
Aggregate cost	$23.5	$—	$32.0	$—
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

NOTE 14. SUBSEQUENT EVENTS
On July 11, 2025, the Company agreed to settle a pending lawsuit that existed as of June 29, 2025. The lawsuit involved claims of wrongful death arising out of a motor vehicle accident which resulted in two fatalities. The settlement is conditioned upon, among other matters, the parties’ finalization and execution of a confidential settlement agreement, to be court-approved in part, and payment by the Company of $24.4 million during the third quarter of 2025. In accordance with ASC 855, Subsequent Events, this amount reflects the Company’s probable obligation, as a result, for the second quarter and the first six months ended June 29, 2025, $24.4 million has been recognized within "Other expenses" in the Company’s condensed consolidated financial statements of income.
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
Second Quarter and First Six Months 2025 Financial Overview
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
The RV industry is our primary market and comprised 46% and 47% of the Company's net sales in the second quarter and six months ended June 29, 2025, respectively, and 44% in both the second quarter and six months ended June 30, 2024. Net sales to the RV industry in the second quarter and six months ended June 29, 2025 increased 7% and 10%, respectively, compared to the prior year periods.
According to the RV Industry Association ("RVIA"), RV wholesale unit shipments in the second quarter of 2025 totaled approximately 92,900 units, or flat compared to approximately 92,700 units in the second quarter of 2024. While we estimate RV industry retail unit sales in the second quarter of 2025 decreased by approximately 3% compared to the second quarter of 2024, we estimate that retail unit sales exceeded wholesale unit shipments in the second quarter of 2025 as RV OEMs maintained lower production volumes.
RV wholesale unit shipments for the first six months of 2025 totaled approximately 190,700 units, an increase of 7% from approximately 178,600 units in the first six months of 2024. While we estimate RV industry retail unit sales in the first six months of 2025 decreased by approximately 4% compared to the first six months of 2024, we estimate that wholesale unit shipments exceeded retail unit sales in the first six months of 2025 as RV OEMs increased production volumes in the first quarter of 2025 in anticipation of higher retail demand later in the year.

Marine Industry
The Company’s sales to the marine industry are primarily focused on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum fishing, pontoon and ski & wake.
Net sales to the marine industry comprised 15% of the Company's net sales in both the second quarter and six months ended June 29, 2025 and 16% in both the second quarter and six months ended June 30, 2024. Net sales to the marine industry in the second quarter and six months ended June 29, 2025 decreased 1% and 2%, respectively, compared to the prior year periods.
Our marine revenue is generally correlated to marine industry wholesale powerboat unit shipments. According to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"), wholesale powerboat unit shipments decreased 5% and 7% in the second quarter and first six months of 2025, compared to the prior year periods.

We estimate that marine industry retail powerboat unit sales decreased 12% and 10% in the second quarter and first six months of 2025 compared to the prior year periods, primarily due to the current macroeconomic environment faced by the end consumer, such as economic uncertainty and elevated interest rates.
Powersports Industry
Through acquisitions completed in recent years, the Company entered the powersports end market. Powersports is a category of motorsports which includes vehicles such as motorcycles, all-terrain vehicles ("ATVs"), side-by-sides, snowmobiles, scooters, golf carts and other personal transportation vehicles, and other related categories. Our powersports business is primarily focused on the utility and premium segments of the side-by-side market, which have been outperforming the more discretionary recreational segment. We also participate in the motorcycle and golf cart segments of the market. OEMs and dealers are actively managing field inventory levels to align dealer inventories with retail demand.
Net sales to the powersports industry comprised 9% of the Company's net sales in both the second quarter and six months ended June 29, 2025 and 10% in both the second quarter and six months ended June 30, 2024. Net sales to the powersports industry in the second quarter and six months ended June 29, 2025 decreased 7% and 5%, respectively, compared to the prior year periods.
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
Net sales to the MH industry comprised 17% of the Company's net sales in both the second quarter and six months ended June 29, 2025 and 17% in both the second quarter and six months ended June 30, 2024. Net sales to the MH industry in the second quarter and six months ended June 29, 2025 increased 4% and 8% respectively, compared to the prior year periods. According to Company estimates based on industry data from the Manufactured Housing Institute, MH industry wholesale unit shipments increased 3% and 5% in the second quarter and first six months of 2025 compared to the prior year periods, primarily driven by OEMs increasing production in the first half of 2025 in anticipation of an increase in demand.
Industrial Market
The industrial market is comprised primarily of kitchen cabinet, countertop, hospitality, retail and commercial fixtures, and office and household furniture markets and regional distributors.
Net sales to the industrial market comprised 13% and 12% of the Company's net sales in the second quarter and six months ended June 29, 2025, respectively, and 13% in both the second quarter and six months ended June 30, 2024. Net sales to the industrial market in both the second quarter and six months ended June 29, 2025 increased 2% compared to the prior year periods. Overall, our revenues in these markets are focused on residential and multifamily housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that, in general, approximately 80% to 90% of our industrial business is directly tied to the residential housing market, with the remaining 10% to 20% tied to the non-residential and commercial markets.
According to the U.S. Census Bureau, combined new housing starts decreased 1% in the second quarter of 2025 compared to the prior year quarter, reflecting a decrease in single-family housing starts of 8%, partially offset by an increase in multifamily housing starts of 23%.
For the first six months of 2025, combined new housing starts decreased 1% compared to the prior year period, reflecting a decrease in single-family housing starts of 7%, partially offset by an increase in multifamily housing starts of 17%. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.
RESULTS OF OPERATIONS
Second Quarter and Six Months Ended June 29, 2025 Compared to 2024
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Second Quarter Ended				Amount Change	% Change
($ in thousands)	June 29, 2025		June 30, 2024
Net sales	$1,047,554	100.0%	$1,016,624	100.0%	$30,930	3%
Cost of goods sold	796,922	76.1%	785,330	77.2%	11,592	1%
Gross profit	250,632	23.9%	231,294	22.8%	19,338	8%
Warehouse and delivery expenses	46,075	4.4%	38,739	3.8%	7,336	19%
Selling, general and administrative expenses	93,206	8.9%	83,588	8.2%	9,618	12%
Amortization of intangible assets	24,629	2.4%	24,278	2.4%	351	1%
Operating income	86,722	8.3%	84,689	8.3%	2,033	2%
Interest expense, net	18,869	1.8%	20,343	2.0%	(1,474)	(7)%
Other expenses	24,420	2.3%	—	—%	24,420	N/A
Income taxes	10,997	1.0%	16,462	1.6%	(5,465)	(33)%
Net income	$32,436	3.1%	$47,884	4.7%	$(15,448)	(32)%

	Six Months Ended				Amount Change	% Change
($ in thousands)	June 29, 2025		June 30, 2024
Net sales	$2,050,974	100.0%	$1,950,116	100.0%	$100,858	5%
Cost of goods sold	1,571,751	76.6%	1,513,967	77.6%	57,784	4%
Gross profit	479,223	23.4%	436,149	22.4%	43,074	10%
Warehouse and delivery expenses	90,657	4.4%	76,188	3.9%	14,469	19%
Selling, general and administrative expenses	187,137	9.1%	168,834	8.7%	18,303	11%
Amortization of intangible assets	49,138	2.4%	47,096	2.4%	2,042	4%
Operating income	152,291	7.4%	144,031	7.4%	8,260	6%
Interest expense, net	37,981	1.9%	40,433	2.1%	(2,452)	(6)%
Other expenses	24,420	1.2%	—	—%	24,420	N/A
Income taxes	19,216	0.9%	20,621	1.1%	(1,405)	(7)%
Net income	$70,674	3.4%	$82,977	4.3%	$(12,303)	(15)%

Net Sales. Net sales in the second quarter of 2025 increased $30.9 million, or 3%, to $1.05 billion compared to $1.02 billion in the second quarter of 2024. Net sales in the second quarter of 2025 increased due to increased sales to the RV, MH and industrial markets, partially offset by decreased sales to the powersports and marine markets. Sales to the RV market increased $29.5 million, or 7%, compared to the prior year quarter, primarily attributable to the Company's acquisition of ICON Direct LLC, doing business as RecPro ("RecPro") in the third quarter of 2024. Sales to the MH market increased $7.8 million, or 4%, compared to the prior year quarter, primarily due to an increase in estimated MH industry wholesale unit shipments of approximately 3%. Sales to the industrial market increased $2.2 million, or 2%, compared to the prior year quarter, which is attributable to market share gains and product mix shifts by certain customers. Sales to the powersports market decreased $7.5 million, or 7%, compared to the prior year quarter, primarily related to lower OEM production volumes in alignment with retail demand. Sales to the marine market decreased $1.2 million, or 1%, primarily attributable to a decrease in estimated powerboat wholesale unit shipments of 5% compared to the prior year quarter.
Net sales in the first six months of 2025 increased $100.9 million, or 5%, to $2.05 billion from $1.95 billion in the first six months of 2024. Net sales in the first six months of 2025 increased due to increased sales to the RV, MH and industrial markets, partially offset by decreased sales to the powersports and marine markets. Sales to the RV market increased $87.4 million, or 10%, compared to the first six months of 2024, due to Company's acquisition of RecPro in the third quarter of 2024, industry volume growth and market share gain. Sales to the MH market increased $24.9 million, or 8%, compared to the first six months of 2024, primarily due to an increase in estimated MH industry wholesale unit shipments of approximately 5%. Sales to the industrial market increased $5.1 million, or 2%, compared to the first six months of 2024, primarily related to product mix shifts by certain customers. Sales to the powersports market decreased $9.2 million, or 5%, compared to the first six months of 2024, primarily related to lower OEM production volumes in alignment with retail demand. Sales to the marine market decreased $7.5 million, or 2%, compared to the first six months of 2024, primarily attributable to a decrease in estimated wholesale unit shipments of 7% compared to the first six months of 2024.
Revenue attributable to acquisitions completed in the first six months of 2025 was $8.9 million and $13.2 million in the second quarter and first six months of 2025, respectively. Revenue attributable to acquisitions completed in the first six months of 2024 was $79.6 million and $137.7 million in the second quarter and first six months of 2024, respectively.
Cost of Goods Sold. Cost of goods sold increased $11.6 million, or 1%, to $796.9 million in the second quarter of 2025 compared to $785.3 million in the second quarter of 2024. As a percentage of net sales, cost of goods sold decreased 110 basis points in the second quarter of 2025 to 76.1% compared to 77.2% in the second quarter of 2024.
Cost of goods sold as a percentage of net sales decreased in the second quarter of 2025 primarily as a result of acquisitions completed in 2024 and 2025 which had a positive impact on material costs and labor, partially offset by increased manufacturing overhead costs resulting from different cost profiles of acquired businesses. The decrease in costs of goods sold as a percentage of net sales in the second quarter of 2025 primarily reflected decreases in materials and labor costs of 90 and 40 basis points, respectively, partially offset by increased manufacturing overhead costs of 20 basis points.
Cost of goods sold increased $57.8 million, or 4%, to $1.6 billion in the first six months of 2025 from $1.51 billion in the first six months of 2024. As a percentage of net sales, cost of goods sold decreased 100 basis points in the first six months of 2025 to 76.6% compared to 77.6% in the first six months of 2024.
Cost of goods sold as a percentage of net sales decreased in the first six months of 2025 primarily as a result of continued cost reduction and automation initiatives we deployed throughout 2024 and into 2025 that had a positive impact on material and labor costs. The decrease in cost of goods sold as a percentage of net sales in the first six months of 2025 primarily reflected a 50 basis point decrease in material costs and a 50 basis point decrease in labor costs. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in production.

Gross Profit. Gross profit increased $19.3 million, or 8%, to $250.6 million in the second quarter of 2025 compared to $231.3 million in the prior year period. As a percentage of net sales, gross profit increased 110 basis points to 23.9% in the second quarter of 2025 compared to 22.8% in the prior year period.
Gross profit increased $43.1 million, or 10%, to $479.2 million in the first six months of 2025 compared to $436.1 million in the prior year period. As a percentage of net sales, gross profit increased 100 basis points to 23.4% in the first six months of 2025 compared to 22.4% in the prior year period. The increase in gross profit as a percentage of net sales in the second quarter and first six of 2025 compared to the same periods in 2024 reflects the impact of the factors discussed above under "Cost of Goods Sold".
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $7.3 million, or 19%, to $46.1 million in the second quarter of 2025 compared to $38.7 million in the second quarter of 2024. As a percentage of net sales, warehouse and delivery expenses increased 60 basis points to 4.4% in second quarter of 2025 compared to 3.8% the second quarter of 2024.
Warehouse and delivery expenses increased $14.5 million, or 19%, to $90.7 million in the first six months of 2025 compared to $76.2 million in the prior year period. As a percentage of net sales, warehouse and delivery expenses increased 50 basis points to 4.4% in the first six months of 2025 compared to 3.9% in the first six months of 2024.
The increase in warehouse and delivery expenses in the second quarter and first six months of 2025 compared to the same periods in 2024 is primarily attributable to the increase in sales, and the increase as a percentage of net sales is primarily related to higher freight costs.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $9.6 million, or 12%, to $93.2 million in the second quarter of 2025 compared to $83.6 million in the prior year quarter. The increase in SG&A expenses in the second quarter of 2025 compared to the prior year quarter is primarily related to increased wages, selling expenses, insurance expenses, and technology expenses, partially offset by decreased incentive compensation.
As a percentage of net sales, SG&A expenses increased 70 basis points to 8.9% in the second quarter of 2025 compared to 8.2% in the second quarter of 2024. The increase in SG&A expenses as a percentage of net sales in the second quarter of 2025 is primarily attributable to increased wages and selling expenses as a percentage of net sales, partially offset by decreased incentive compensation as a percentage of net sales.
SG&A expenses increased $18.3 million, or 11%, to $187.1 million in the first six months of 2025 compared to $168.8 million in the prior year period. The increase in SG&A expenses in the first six months of 2025 compared to 2024 is primarily attributable to increased wages, insurance expenses, technology expenses, loss on sale of assets, and selling expenses, partially offset by decreased incentive compensation expenses.
As a percentage of net sales, SG&A expenses increased 40 basis points to 9.1% in the first six months of 2025 compared to 8.7% in the prior year period. The increase in SG&A expenses as a percentage of net sales in the first six months of 2025 is primarily attributable to increased wages, insurance expenses, technology expenses, loss on sale of assets, and selling expenses, partially offset by decreased professional fees and incentive compensation expenses.
Amortization of Intangible Assets. Amortization of intangible assets increased $0.4 million, or 1%, to $24.6 million in the second quarter of 2025 compared to $24.3 million in the prior year quarter. Amortization of intangible assets increased $2.0 million, or 4%, to $49.1 million in the first six months of 2025 compared to $47.1 million in the prior year period. The increases in the second quarter and first six months of 2025 compared to the comparable prior year periods primarily reflect the impact of the RecPro acquisition as well as other acquisitions completed in 2025 and 2024.
Operating Income. Operating income increased $2.0 million, or 2%, to $86.7 million in the second quarter of 2025 compared to $84.7 million in the second quarter of 2024. As a percentage of net sales, operating income remained flat at 8.3% the second quarter of 2025 compared to the second quarter of 2024. The increase in operating income is primarily attributable to increased net sales and the items discussed above.

For the first six months of 2025, operating income increased $8.3 million, or 6%, to $152.3 million from $144.0 million in the first six months of 2024. Operating income as a percentage of net sales remained flat at 7.4% in the first six months of 2025 compared to the first six months of 2024. The increase in operating income is primarily attributable to increased net sales and the items discussed above.
Interest Expense, Net. Interest expense decreased $1.5 million, or 7%, to $18.9 million in the second quarter of 2025 compared to $20.3 million in the prior year quarter. Interest expense decreased $2.5 million, or 6%, to $38.0 million in the first six months of 2025 compared to $40.4 million in the first six months of 2024. The decrease primarily reflects a lower average interest rate on our outstanding debt compared to the prior year periods.
Other Expenses. Other expenses were $24.4 million in both the second quarter and first six months of 2025 compared to zero in the prior year periods. Other expenses in the second quarter and first six months of 2025 reflects expenses related to a legal settlement.
Income Taxes. Income tax expense decreased $5.5 million in the second quarter of 2025 to $11.0 million compared to $16.5 million in the prior year quarter. Income tax expense decreased $1.4 million in the first six months of 2025 to $19.2 million compared to $20.6 million in the prior year period. The effective tax rate was 25.3% and 21.4% in the second quarter and first six months of 2025, respectively, and 25.6% and 19.9% in the second quarter and first six months of 2024, respectively.
The decrease in income tax expense in the second quarter and the first six months of 2025 compared to the same periods in 2024 is primarily related to decrease in income before taxes.
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
Second Quarter and Six Months Ended June 29, 2025 Compared to 2024
General

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

	Second Quarter Ended		Amount Change	% Change
($ in thousands)	June 29, 2025	June 30, 2024
Sales
Manufacturing	$776,520	$774,231	$2,289	—%
Distribution	$277,488	$265,237	$12,251	5%
Gross Profit
Manufacturing	$179,288	$178,744	$544	—%
Distribution	$72,174	$58,132	$14,042	24%
Operating Income
Manufacturing	$103,123	$108,752	$(5,629)	(5)%
Distribution	$32,418	$30,158	$2,260	7%

	Six Months Ended		Amount Change	% Change
($ in thousands)	June 29, 2025	June 30, 2024
Sales
Manufacturing	$1,531,007	$1,488,741	$42,266	3%
Distribution	$531,574	$503,739	$27,835	6%
Gross Profit
Manufacturing	$348,679	$334,918	$13,761	4%
Distribution	$133,875	$108,189	$25,686	24%
Operating Income
Manufacturing	$201,244	$196,202	$5,042	3%
Distribution	$57,418	$53,878	$3,540	7%
Manufacturing
Sales. Manufacturing segment sales increased $2.3 million, or less than 1%, to $776.5 million in the second quarter of 2025 compared to $774.2 million in the prior year quarter. For the first six months of 2025, sales increased $42.3 million, or 3%, to $1.53 billion compared to $1.49 billion in the prior year period. The manufacturing segment accounted for approximately 74% of the Company’s sales for both the second quarter of 2025 and 2024, and 74% and 75% of the Company's sales for the first six months of 2025 and 2024, respectively.
Manufacturing segment sales in the second quarter of 2025 compared to the prior year quarter increased due to increased sales to the RV, MH and industrial markets, partially offset by decreased sales to the powersports and marine markets. Sales to the RV market increased 7%, primarily attributable to market share gains. Sales to the MH market increased 5% compared to the prior year quarter, primarily due to an increase in estimated MH industry wholesale unit shipments of approximately 3% and market share gains. Sales to the industrial market increased 1% compared to the prior year quarter. Sales to the powersports market decreased 9% compared to the prior year quarter, primarily related to lower OEM production volumes in alignment with retail demand. Sales to the marine market decreased 1%, primarily attributable to a decrease in estimated powerboat wholesale unit shipments of 5% compared to the prior year quarter.
Manufacturing segment sales in the first six months of 2025 compared to the same prior year period increased due to increased sales to the RV, MH, and industrial markets, partially offset by decreased sales to the powersports and marine markets. Sales to the RV market increased 13% compared to the first six months of 2024, primarily attributable to an increase in estimated wholesale units shipments of 7% and market share gains compared to the first six months of 2024. Sales to the MH market increased 7% compared to the first six months of 2024, primarily due to an increase in estimated MH industry wholesale unit shipments of approximately 5% and market share gains. Sales to the industrial market increased 1% compared to the first six months of 2024. Sales to the powersports market decreased 6% compared to the first six months of 2024, primarily related to lower OEM production volumes in alignment with retail demand. Sales to the marine market decreased 3% compared to the first six months of 2024, primarily attributable to a decrease in estimated wholesale unit shipments of 7%, partially offset by acquisitions completed in 2024 and 2025.
Manufacturing segment sales attributable to acquisitions completed in the first six months of 2025 were $8.9 million and $13.2 million in the second quarter and first six months of 2025, respectively. Manufacturing segment sales attributable to acquisitions completed in the first six months of 2024 were $79.6 million and $137.7 million in the second quarter and first six months of 2024, respectively.
Gross Profit. Manufacturing segment gross profit increased $0.5 million, or less than 1%, to $179.3 million in the second quarter of 2025 compared to $178.7 million in the second quarter of 2024. Gross profit as a percentage of sales was 23.1% in the second quarter of 2025 and flat compared to the prior year quarter.

Manufacturing segment gross profit increased $13.8 million, or 4%, to $348.7 million in the first six months of 2025 compared to $334.9 million in the first six months of 2024. As a percentage of sales, gross profit increased 30 basis points to 22.8% in the first six months of 2025 compared to 22.5% in the prior year period. The increase in gross profit as a percentage of sales in the first six months of 2025 compared to the same period in 2024 is attributable to decreased labor costs as a percentage of sales, partially offset by increased material costs as a percentage of sales.
Operating Income. Operating income decreased $5.6 million, or 5%, to $103.1 million in the second quarter of 2025 compared to $108.8 million in the prior year quarter. As a percentage of sales, operating income decreased 70 basis points to 13.3% in the second quarter of 2025 compared to 14.0% in the same period in 2024. The decrease in operating income and operating income as a percentage of sales is primarily related to the items discussed above combined with an increase in operating expenses and operating expenses as a percentage of sales.
Operating income increased $5.0 million, or 3%, to $201.2 million in the first six months of 2025 compared to $196.2 million in the prior year period. As a percentage of sales, operating income decreased 10 basis points to 13.1% in the first six months of 2025 compared to 13.2% in the same period in 2024. The increase in operating income is primarily attributable to increased sales, partially offset by an increase in operating expenses. The decrease in operating income as a percentage of sales is primarily related to the items discussed above combined with an increase in operating expenses.
Distribution
Sales. Distribution segment sales increased $12.3 million, or 5%, to $277.5 million in the second quarter of 2025 compared to $265.2 million in the prior year quarter. For the first six months of 2025, sales increased $27.8 million, or 6%, to $531.6 million compared to $503.7 million in the prior year period. The distribution segment accounted for approximately 26% of the Company’s sales for both the second quarter of 2025 and 2024, and 26% and 25% of the Company's sales for the first six months of 2025 and 2024, respectively.
Distribution segment sales in the second quarter of 2025 compared to the second quarter of 2024 increased due to increased sales to the RV, MH, powersports, and industrial markets, partially offset by decreased sales to the marine market. Sales to the RV market increased 5% compared to the prior year quarter, primarily attributable to market share gains and acquisitions completed in 2024. Sales to the MH market increased 4% compared to the prior year quarter, primarily due to an increase in estimated MH industry wholesale unit shipments of approximately 3%. Sales to the powersports market increased $1.2 million, or 33%, compared to the prior year quarter, primarily attributable to market share gains and acquisitions completed in 2024. Sales to the industrial market increased $0.7 million, or 7%, compared to the prior year quarter. Sales to the marine market decreased $0.2 million, or 2%, compared to the prior year quarter.
Distribution segment sales in the first six months of 2025 compared to the first six months of 2024 increased due to increased sales in each of our markets. Sales to the MH market increased 8% compared to the first six months of 2024, primarily due to an increase in estimated MH industry wholesale unit shipments of approximately 5%. Sales to the RV market increased 4% compared to the first six months of 2024, due to industry wholesale unit shipment growth. Sales to the powersports market increased $2.2 million, or 35%, compared to the first six months of 2024, primarily attributable to market share gains and acquisitions completed in 2024. Sales to the industrial market increased $2.0 million, or 11%, compared to the first six months of 2024. Sales to the marine market increased 1% compared to the first six months of 2024.
Gross Profit. Distribution segment gross profit increased $14.0 million, or 24%, to $72.2 million in the second quarter of 2025 compared to $58.1 million in the second quarter of 2024. As a percentage of sales, gross profit increased 410 basis points to 26.0% in the second quarter of 2025 compared to 21.9% in the prior year quarter. The increase in gross profit as a percentage of sales in the second quarter of 2025 compared to the same quarter in 2024 is attributable to decreased material and labor costs as a percentage of sales.
Distribution segment gross profit increased $25.7 million, or 24%, to $133.9 million in the first six months of 2025 compared to $108.2 million in the first six months of 2024. As a percentage of sales, gross profit increased 370 basis points to 25.2% in the first six months of 2025 compared to 21.5% in the prior year period. The increase in gross profit as a percentage of sales in the first six months of 2025 compared to 2024 is attributable to decreased material and labor costs as a percentage of sales.

Operating Income. Operating income increased $2.3 million, or 7%, to $32.4 million in the second quarter of 2025 compared to $30.2 million in the prior year quarter. As a percentage of sales, operating income increased 30 basis points to 11.7% in the second quarter of 2025 compared to 11.4% in the same period in 2024. The increase in operating income and operating income as a percentage of sales is primarily related to the items discussed above, partially offset by an increase in operating expenses and operating expense as a percentage of sales.
Operating income increased $3.5 million, or 7%, to $57.4 million in the first six of 2025 compared to $53.9 million in the prior year period. As a percentage of sales, operating income increased 10 basis points to 10.8% in the first six months of 2025 compared to 10.7% in the same period in 2024. The increase in operating income and operating income as a percentage of sales is primarily related to the items discussed above, partially offset by an increase in operating expenses and operating expense as a percentage of sales.
LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of liquidity are cash flows from operation, available cash reserves and borrowing capacity available under the revolving credit and term loan facility (the “2024 Credit Facility”), as discussed in Note 8 "Debt" of the Notes to Condensed Consolidated Financial Statements. Our liquidity as of June 29, 2025 consisted of cash and cash equivalents of $22.0 million and $813.0 million of availability under the 2024 Credit Facility, net of $7.0 million of outstanding letters of credit.
As of June 29, 2025, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under the 2024 Credit Facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on the Company's current cash flow budgets and forecast of short-term and long-term liquidity needs.
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
In the first six months of 2025, the Company utilized available borrowing capacity under the Revolver due 2029 and cash on hand to fund two acquisitions, as discussed in Note 5 "Acquisitions" of the Notes to Condensed Consolidated Financial Statements.
As of and for the reporting period ended June 29, 2025, the Company was in compliance with its financial covenants as required under the terms of the credit agreement that established the 2024 Credit Facility (the “2024 Credit Agreement”). The required maximum consolidated secured net leverage ratio and the required minimum consolidated interest coverage ratio, as such ratios are defined in the 2024 Credit Agreement, compared to the actual amounts as of June 29, 2025 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.31
Consolidated interest coverage ratio (12-month period)	3.00	6.62
In addition, as of June 29, 2025, the Company's consolidated total net leverage ratio (12-month period) was 2.65. While this ratio is not a covenant under the 2024 Credit Agreement, it is used in determining the applicable borrowing margin under the 2024 Credit Agreement.

Cash Flows
Operating Activities: Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities increased $16.8 million, or 10%, to $189.5 million in the first six months of 2025 compared to $172.7 million in the first six months of 2024. The increase in operating cash flows is primarily attributable to a $27.7 million source of cash from operating assets and liabilities, net of business acquisitions compared to a $3.3 million use of cash in the prior year period, partially offset by a $12.3 million decrease in net income and a $7.8 million decrease in deferred income taxes compared to the first six months of 2024.
Investing Activities: Net cash used in investing activities decreased $300.2 million to $86.6 million in the first six months of 2025 compared to $386.8 million in the first six months of 2024 due to a decrease in cash used in business acquisitions, which were $48.1 million in the first six months of 2025 compared to $330.7 million in the first six months of 2024, primarily due to the acquisition of Sportech in January 2024.
Financing Activities: Net cash used in financing activities was $114.4 million in the first six months of 2025 compared to $246.7 million of net cash provided by financing activities in the first six months of 2024, primarily due to an increase in net repayments under our revolving credit facility of $45.0 million in the first six months of 2025 compared to net borrowings of $295.0 million in the first six months of 2024.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1, “Basis of Presentation and Significant Accounting Policies” to the accompanying Condensed Consolidated Financial Statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations
As of June 29, 2025, our total debt obligations under our 2024 Credit Agreement were under Secured Overnight Financing Rate ("SOFR")-based interest rates. A 100-basis point increase in the underlying SOFR rates would result in additional annual interest cost of approximately $1.8 million, assuming average borrowings during 2025, including the Revolver due 2029 and Term Loan due 2029, subject to variable rates were equal to the amount of such borrowings outstanding at June 29, 2025, excluding deferred financing costs related to the Revolver due 2029 and Term Loan due 2029.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 13 "Commitments and Contingencies" and Note 14 "Subsequent Events" to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities. None.
(b) Use of Proceeds. None.
(c) Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock in the three months ended June 29, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 31 - April 27, 2025	107,711	$77.73	107,711	$183,117,000
April 28 - June 1, 2025	2,323	$82.53	2,100	$182,943,000
June 2 - June 29, 2025	168,038	$88.74	168,038	$168,031,000
	278,072		277,849
(1)Amount includes 223 shares of common stock purchased by the Company in the period for the purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
(2)See Note 12 "Stock Repurchase Programs" of the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program.
ITEM 5. OTHER INFORMATION
During the three months ended June 29, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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

Date: August 7, 2025	By:	/s/ Andrew C. Roeder
Andrew C. Roeder
Executive Vice President - Finance, Chief Financial Officer, and Treasurer

Date: August 7, 2025	By:	/s/ Matthew S. Filer
Matthew S. Filer
Senior Vice President - Finance and Chief Accounting Officer