Form 10-Q
period 2025-09-28
PATRICK INDUSTRIES INC
filed 2025-11-06
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 31, 2025, there were 33,276,096 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
($ and shares in thousands, except per share data)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net sales	$975,631	$919,444	$3,026,605	$2,869,560
Cost of goods sold	754,667	706,930	2,326,418	2,220,897
Gross profit	220,964	212,514	700,187	648,663

Operating expenses:
Warehouse and delivery	44,449	37,865	135,106	114,053
Selling, general and administrative	86,022	75,783	273,159	244,617
Amortization of intangible assets	24,200	24,449	73,338	71,545
Total operating expenses	154,671	138,097	481,603	430,215
Operating income	66,293	74,417	218,584	218,448
Interest expense, net	18,451	20,050	56,432	60,483
Other expenses	—	—	24,420	—
Income before income taxes	47,842	54,367	137,732	157,965
Income taxes	12,539	13,501	31,755	34,122
Net income	$35,303	$40,866	$105,977	$123,843

Basic earnings per common share (1)	$1.09	$1.25	$3.26	$3.80
Diluted earnings per common share (1)	$1.01	$1.20	$3.08	$3.70

Weighted average shares outstanding – Basic (1)	32,381	32,610	32,523	32,559
Weighted average shares outstanding – Diluted (1)	35,081	33,961	34,440	33,445
(1)The prior year periods reflect the impact of the three-for-two stock split paid in December 2024. See Note 1 "Basis of Presentation and Significant Accounting Policies" for further details.
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
($ in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income	$35,303	$40,866	$105,977	$123,843
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(4)	43	(6)	14
Total other comprehensive (loss) income	(4)	43	(6)	14
Comprehensive income	$35,299	$40,909	$105,971	$123,857
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	September 28, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$20,698	$33,561
Trade and other receivables, net	278,374	178,206
Inventories	599,685	551,617
Prepaid expenses and other	53,135	59,233
Total current assets	951,892	822,617
Property, plant and equipment, net	412,118	384,903
Operating lease right-of-use assets	201,192	200,697
Goodwill	815,121	797,236
Intangible assets, net	753,484	802,889
Other non-current assets	13,368	12,612
Total assets	$3,147,175	$3,020,954
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,250	$6,250
Current operating lease liabilities	54,643	53,697
Accounts payable	222,037	187,915
Accrued liabilities	124,648	105,753
Total current liabilities	407,578	353,615
Long-term debt, less current maturities, net	1,320,343	1,311,684
Long-term operating lease liabilities	150,985	151,026
Deferred tax liabilities, net	83,140	61,346
Other long-term liabilities	16,623	14,917
Total liabilities	1,978,669	1,892,588
Shareholders' equity
Preferred shares, no par value per share, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value per share, 60,000,000 shares authorized, 33,276,895 and 33,567,048 issued and outstanding as of September 28, 2025 and December 31, 2024, respectively	206,324	202,353
Accumulated other comprehensive loss	(932)	(926)
Retained earnings	963,114	926,939
Total shareholders' equity	1,168,506	1,128,366
Total liabilities and shareholders' equity	$3,147,175	$3,020,954
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
($ in thousands)	September 28, 2025	September 29, 2024
Cash flows from operating activities
Net income	$105,977	$123,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,222	124,002
Stock-based compensation expense	15,167	14,367
Deferred income taxes	21,794	—
Amortization of deferred debt financing costs	2,433	2,428
Loss (gain) on sale of property, plant and equipment	2,065	(402)
Other	(1,332)	309
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(96,274)	(67,027)
Inventories	(38,052)	2,803
Prepaid expenses and other assets	3,904	(3,933)
Accounts payable, accrued liabilities and other	55,667	27,800
Net cash provided by operating activities	198,571	224,190
Cash flows from investing activities
Purchases of property, plant and equipment	(64,744)	(50,264)
Proceeds from sale of property, plant and equipment	2,240	2,292
Business acquisitions, net of cash acquired	(70,322)	(411,566)
Other investing activities	(4,069)	(25,863)
Net cash used in investing activities	(136,895)	(485,401)
Cash flows from financing activities
Term debt repayments	(3,125)	(3,750)
Borrowings on revolver	619,879	1,155,416
Repayments on revolver	(609,879)	(790,416)
Stock repurchases under buyback program	(31,969)	—
Cash dividends paid to shareholders	(39,974)	(37,071)
Taxes paid for share-based payment arrangements	(8,919)	(17,116)
Payment of contingent consideration from business acquisitions	(48)	(4,595)
Proceeds from exercise of common stock options	—	21
Other financing activities	(504)	(81)
Net cash (used in) provided by financing activities	(74,539)	302,408
Net (decrease) increase in cash and cash equivalents	(12,863)	41,197
Cash and cash equivalents at beginning of year	33,561	11,409
Cash and cash equivalents at end of period	$20,698	$52,606
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Third Quarter Ended September 28, 2025
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 29, 2025	$202,765	$(928)	$941,272	$1,143,109
Net income	—	—	35,303	35,303
Dividends declared	—	—	(13,461)	(13,461)
Other comprehensive loss, net of tax	—	(4)	—	(4)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(308)	—	—	(308)
Stock-based compensation expense	3,867	—	—	3,867
Balance at September 28, 2025	$206,324	$(932)	$963,114	$1,168,506

	Third Quarter Ended September 29, 2024
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2024	$198,138	$(1,028)	$901,394	$1,098,504
Net income	—	—	40,866	40,866
Dividends declared	—	—	(12,324)	(12,324)
Other comprehensive income, net of tax	—	43	—	43
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(2,233)	—	—	(2,233)
Stock-based compensation expense	4,625	—	—	4,625
Balance at September 29, 2024	$200,530	$(985)	$929,936	$1,129,481
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Continued)

	Nine Months Ended September 28, 2025
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2024	$202,353	$(926)	$926,939	$1,128,366
Net income	—	—	105,977	105,977
Dividends declared	—	—	(40,110)	(40,110)
Other comprehensive loss, net of tax	—	(6)	—	(6)
Stock repurchases under buyback program	(2,277)	—	(29,692)	(31,969)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(8,919)	—	—	(8,919)
Stock-based compensation expense	15,167	—	—	15,167
Balance at September 28, 2025	$206,324	$(932)	$963,114	$1,168,506

	Nine Months Ended September 29, 2024
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2023	$203,258	$(999)	$843,078	$1,045,337
Net income	—	—	123,843	123,843
Dividends declared	—	—	(36,985)	(36,985)
Other comprehensive income, net of tax	—	14	—	14
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(17,116)	—	—	(17,116)
Issuance of shares upon exercise of common stock options	21	—	—	21
Stock-based compensation expense	14,367	—	—	14,367
Balance at September 29, 2024	$200,530	$(985)	$929,936	$1,129,481
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of September 28, 2025 and December 31, 2024, its results of operations for the third quarter and nine months ended September 28, 2025 and September 29, 2024, and its cash flows for the nine months ended September 28, 2025 and September 29, 2024.
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
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2025 ended on September 28, 2025, and the third quarter of fiscal year 2024 ended on September 29, 2024.
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

Major Customer Concentration
The Company had two major customers that accounted for the following consolidated net sales for the third quarter and nine months ended September 28, 2025 and September 29, 2024:

	Third Quarter Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Percentage of total net sales:
Customer 1	14%	14%	15%	14%
Customer 2	13%	14%	15%	15%

The Company had two major customers that accounted for the following trade receivables as of September 28, 2025 and December 31, 2024:

	As of
	September 28, 2025	December 31, 2024
Percentage of trade receivables, net:
Customer 1	10%	8%
Customer 2	10%	6%
Other expenses
During the nine months ended September 28, 2025, the Company recognized a legal settlement expense of $24.4 million, related to a motor vehicle accident that resulted in two fatalities, within "Other expenses" in the Company's condensed consolidated statements of income.
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
Recently Issued Accounting Pronouncements
Accounting Standards Not Yet Adopted
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software". This update eliminates the previous stage-based capitalization model for internal-use software projects and instead requires capitalization once management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The update permits an entity to apply the new guidance using a prospective transition approach, modified transition approach or a retrospective transition approach. This ASU is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2025-06 will have on the Company's consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Practical Expedient for Measuring Credit Losses on Current Accounts Receivable and Contract Assets". This update provides a practical expedient that allows entities to measure expected credit losses on current trade receivables and current contract assets by assuming that the current conditions as of the balance sheet date will persist for the life of those assets. An entity that elects the practical expedient should apply the amendments prospectively. This ASU is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2025-05 will have on the Company's consolidated financial statements.
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
NOTE 2. REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of all intercompany sales, is disaggregated by market type and by reportable segment:

	Third Quarter Ended September 28, 2025
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$292,557	$132,984	$425,541
Marine	141,134	9,349	150,483
Powersports	93,964	3,854	97,818
Manufactured Housing	73,115	101,553	174,668
Industrial	117,831	9,290	127,121
Total	$718,601	$257,030	$975,631

	Third Quarter Ended September 29, 2024
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$275,020	$121,476	$396,496
Marine	126,066	9,925	135,991
Powersports	84,487	2,903	87,390
Manufactured Housing	76,634	100,780	177,414
Industrial	113,319	8,834	122,153
Total	$675,526	$243,918	$919,444

	Nine Months Ended September 28, 2025
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$969,799	$413,909	$1,383,708
Marine	424,907	31,115	456,022
Powersports	262,917	12,219	275,136
Manufactured Housing	230,979	299,362	530,341
Industrial	352,432	28,966	381,398
Total	$2,241,034	$785,571	$3,026,605

	Nine Months Ended September 29, 2024
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$876,170	$391,050	$1,267,220
Marine	417,485	31,499	448,984
Powersports	264,795	9,115	273,910
Manufactured Housing	223,532	284,618	508,150
Industrial	344,799	26,497	371,296
Total	$2,126,781	$742,779	$2,869,560
Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.

NOTE 3. INVENTORY
Inventories consisted of the following:

($ in thousands)	September 28, 2025	December 31, 2024
Raw materials	$333,684	$292,730
Work in process	20,616	18,157
Finished goods	111,584	103,318
Less: reserve for inventory excess and obsolescence	(18,618)	(16,456)
Total manufactured goods, net	447,266	397,749
Materials purchased for resale (distribution products)	161,292	161,492
Less: reserve for inventory excess and obsolescence	(8,873)	(7,624)
Total materials purchased for resale (distribution products), net	152,419	153,868
Total inventories	$599,685	$551,617
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended September 28, 2025 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at December 31, 2024	$680,246	$116,990	$797,236
Acquisitions	16,696	—	16,696
Adjustments to preliminary purchase price allocations	109	1,080	1,189
Balance at September 28, 2025	$697,051	$118,070	$815,121
Intangible assets, net consisted of the following as of September 28, 2025 and December 31, 2024:

($ in thousands)	September 28, 2025	December 31, 2024
Customer relationships	$940,905	$924,720
Non-compete agreements	26,876	25,776
Patents	94,040	89,641
Trademarks	227,777	225,527
Intangible assets, gross	1,289,598	1,265,664
Less: accumulated amortization
Customer relationships	(485,239)	(419,358)
Non-compete agreements	(21,668)	(20,065)
Patents	(29,207)	(23,352)
Intangible assets, net	$753,484	$802,889
Changes in the carrying value of intangible assets for the nine months ended September 28, 2025 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at December 31, 2024	$671,131	$131,758	$802,889
Additions	22,338	—	22,338
Amortization	(61,972)	(11,366)	(73,338)
Adjustments to preliminary purchase price allocations	357	1,238	1,595
Balance at September 28, 2025	$631,854	$121,630	$753,484
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
The Company completed one acquisition in the third quarter of 2025 and three acquisitions in the first nine months of 2025 (the "2025 Acquisitions"). Acquisition-related costs associated with the 2025 Acquisitions were immaterial. For the third quarter and nine months ended September 28, 2025, net sales included in the Company's condensed consolidated statements of income related to the 2025 Acquisitions were $11.0 million and $24.2 million, respectively, and operating income was $0.1 million and operating losses were $0.3 million, respectively. Assets acquired and liabilities assumed in the acquisitions were recorded on the Company's condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one year measurement period.
The Company completed one acquisition in the third quarter of 2024 and seven acquisitions in the first nine months of 2024. Acquisition-related costs associated with the acquisitions completed in the first nine months of 2024 were approximately $5.0 million. For the third quarter and nine months ended September 29, 2024, net sales included in the Company's condensed consolidated statements of income related to the acquisitions completed in the first nine months of 2024 were $78.6 million and $216.4 million, respectively, and operating income was $12.3 million and $38.9 million, respectively.
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
Changes in the contingent consideration liability for the third quarter and nine months ended September 28, 2025 and September 29, 2024 are as follows:

	Third Quarter Ended		Nine Months Ended
($ in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Fair value at beginning of period	$3,776	$1,800	$3,608	$8,510
Additions	500	3,001	2,300	3,131
Fair value adjustments	(1,098)	—	(2,698)	(1,900)
Settlements	(16)	(36)	(48)	(4,976)
Fair value at end of period	$3,162	$4,765	$3,162	$4,765

The following table shows the balance sheet location of the fair value of contingent consideration and the maximum amount of contingent consideration payments the Company may be subject to:

($ in thousands)	September 28, 2025	December 31, 2024
Accrued liabilities	$800	$1,665
Other long-term liabilities	2,362	1,943
Total fair value of contingent consideration	$3,162	$3,608
Maximum amount of contingent consideration	$7,360	$8,618
2025 Acquisitions
The Company completed three acquisitions in the first nine months ended September 28, 2025. Total cash consideration for the 2025 Acquisitions was approximately $66.0 million, plus a working capital holdback and contingent consideration over a two-year period based on future performance in connection with two acquisitions. As the Company finalizes the fair value of the acquired assets and assumed liabilities, additional purchase price adjustments may be recorded during the measurement period. Changes to preliminary purchase accounting estimates recorded in the third quarter and nine months ended September 28, 2025 related to the 2025 Acquisitions were immaterial.
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
Inclusive of five acquisitions not discussed above, total cash consideration for the 2024 Acquisitions was approximately $416.1 million, plus contingent consideration over a three-year period based on future performance in connection with certain acquisitions. Purchase price allocations and all valuation activities in connection with the 2024 Acquisitions have been finalized. Changes to preliminary purchase accounting estimates recorded in the third quarter and nine months ended September 28, 2025 related to the 2024 Acquisitions were immaterial.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of each of the 2025 Acquisitions and 2024 Acquisitions:

	2025 Acquisitions	2024 Acquisitions
($ in thousands)	Total	Sportech	All Others	Total
Consideration:
Cash, net of cash acquired	$66,012	$319,073	$96,998	$416,071
Working capital holdback and other, net	481	—	—	—
Contingent consideration (1)	1,202	—	2,030	2,030
Total consideration	$67,695	$319,073	$99,028	$418,101

Assets Acquired:
Trade receivables	$3,896	$21,587	$2,256	$23,843
Inventories	10,317	20,611	19,011	39,622
Prepaid expenses & other	349	1,719	3,495	5,214
Property, plant & equipment	24,967	18,766	6,997	25,763
Operating lease right-of-use assets	—	15,096	1,283	16,379
Identifiable intangible assets:
Customer relationships	12,390	152,000	17,560	169,560
Non-compete agreements	1,100	2,000	2,375	4,375
Patents and developed technology	4,330	17,500	600	18,100
Trademarks	2,250	20,500	8,000	28,500
Liabilities Assumed:
Current portion of operating lease obligations	—	(1,437)	(586)	(2,023)
Accounts payable & accrued liabilities	(8,600)	(32,398)	(4,312)	(36,710)
Operating lease obligations	—	(13,658)	(699)	(14,357)
Deferred tax liabilities	—	(21,288)	—	(21,288)
Total fair value of net assets acquired	50,999	200,998	55,980	256,978
Goodwill (2)	16,696	118,075	43,048	161,123
Total purchase price allocation	$67,695	$319,073	$99,028	$418,101
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

Pro Forma Information (Unaudited)
The following pro forma information for the third quarter and nine months ended September 28, 2025 and September 29, 2024 assumes the 2025 Acquisitions and 2024 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2025 Acquisitions and 2024 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.
The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes incremental amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.1 million and $0.6 million for the third quarter and nine months ended September 28, 2025, respectively, and $0.6 million and $3.2 million for the third quarter and nine months ended September 29, 2024, respectively.

	Third Quarter Ended		Nine Months Ended
($ in thousands, except per share data)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenue	$978,191	$944,823	$3,041,645	$2,984,213
Net income	$35,941	$41,031	$107,714	$125,789
Basic earnings per common share	$1.11	$1.26	$3.31	$3.86
Diluted earnings per common share	$1.02	$1.21	$3.13	$3.76
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisitions been consummated as of the periods indicated above.
NOTE 6. STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense, net of forfeitures, of approximately $3.9 million and $15.2 million in the third quarter and nine months ended September 28, 2025, respectively, and $4.7 million and $14.4 million in the third quarter and nine months ended September 29, 2024, respectively.
The Board approved various share grants under the Company’s 2009 Omnibus Incentive Plan in the nine months ended September 28, 2025 totaling 243,035 shares in the aggregate at an average fair value of $94.90 per share at grant date for a total fair value at grant date of $23.1 million.
Stock Appreciation Rights ("SARs"):
On February 25, 2025, the Board approved the grant of 329,850 SARs divided into four tranches at exercise prices of $92.72, $110.76, $132.31 and $158.05 per share. The SARs vest pro-ratably over four years from the grant date and have nine-year contractual terms. The SARs are to be settled in shares of common stock or, at the sole discretion of the Board, in cash. As of September 28, 2025, the total remaining cost to be expensed over the four-year vesting period will be $5.3 million which will be expensed ratably over the four-year vesting period.
Stock Options:
On February 25, 2025, the Board approved the grant of 329,850 stock options at an exercise price per share of $92.72. The stock options vest pro-rata over four years from the grant date and have nine-year contractual terms. As of

September 28, 2025, the total remaining cost will be $7.5 million which will be expensed ratably over the four-year vesting period.
The Company estimates the fair value of the stock options and SARs awards as of the grant date by applying the Black-Scholes option-pricing model. The following are the assumptions that were used in calculating the fair value of stock options and SARs granted during the first quarter of 2025:

Expected term	9 years
Expected volatility	24%
Risk-free interest rate	4.25%
Dividend yield	1.77%
NOTE 7. EARNINGS PER COMMON SHARE
Earnings per common share calculated for the third quarter and first nine months of 2025 and 2024 is as follows:

($ and shares in thousands, except per share data)	Third Quarter Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Numerator:
Net income attributable to common shares	$35,303	$40,866	$105,977	$123,843
Denominator: (1)
Weighted average common shares outstanding - basic	32,381	32,610	32,523	32,559
Weighted average impact of potentially dilutive convertible notes	1,492	831	1,155	510
Weighted average impact of potentially dilutive warrants	916	175	504	58
Weighted average impact of potentially dilutive securities	292	345	258	318
Weighted average common shares outstanding - diluted	35,081	33,961	34,440	33,445
Earnings per common share: (1)
Basic earnings per common share	$1.09	$1.25	$3.26	$3.80
Diluted earnings per common share	$1.01	$1.20	$3.08	$3.70
(1)The prior year periods reflect the impact of the three-for-two stock split paid in December 2024. See Note 1 "Basis of Presentation and Significant Accounting Policies" for further details.
An immaterial amount of securities were not included in the computation of diluted earnings per common share as they are considered anti-dilutive for the periods presented.

NOTE 8. DEBT
A summary of total debt outstanding at September 28, 2025 and December 31, 2024 is as follows:

($ in thousands)	September 28, 2025	December 31, 2024
Long-term debt:
Term loan due 2029	$120,313	$123,438
Revolver due 2029	110,000	100,000
1.75% convertible notes due 2028	258,722	258,750
4.75% senior notes due 2029	350,000	350,000
6.375% senior notes due 2032	500,000	500,000
Total debt	1,339,035	1,332,188
Less: convertible notes deferred financing costs, net	(3,173)	(3,915)
Less: term loan deferred financing costs, net	(458)	(543)
Less: senior notes deferred financing costs, net	(8,811)	(9,796)
Less: current maturities of long-term debt	(6,250)	(6,250)
Total long-term debt, less current maturities, net	$1,320,343	$1,311,684
As of September 28, 2025, the Company maintained a senior secured credit facility comprised of a $875 million revolving credit facility (the "Revolver due 2029") and a $125 million term loan (the "Term Loan due 2029") and together with the Revolver due 2029, (the "2024 Credit Facility").
The interest rate for incremental borrowings under the Revolver due 2029 as of September 28, 2025 was the Secured Overnight Financing Rate (“SOFR”) plus 1.75% (or 5.91%) for the SOFR-based option. The fee payable on committed but unused portions of the Revolver due 2029 was 0.225% as of September 28, 2025.
Total cash interest paid was $4.0 million and $38.6 million for the third quarter and nine months ended September 28, 2025, respectively, and $4.7 million and $44.9 million for the third quarter and nine months ended September 29, 2024, respectively.
Conditional Conversion Feature of the 1.75% Convertible Senior Notes due 2028
As of September 28, 2025, the conditional conversion feature of the 1.75% Convertible Senior Notes due 2028 (the “1.75% Convertible Notes”) related to the price of our common stock equaling or exceeding 130% of the conversion price was triggered. As a result, the 1.75% Convertible Notes are convertible, in whole or in part, at the option of the holders from October 1, 2025 to December 31, 2025. Whether the 1.75% Convertible Notes will be convertible in subsequent periods will depend on the continued satisfaction of this condition or another conversion condition in the future. The 1.75% Convertible Notes were also convertible in each calendar quarter beginning with the quarter ended December 31, 2024 based on satisfying this condition in the respective prior calendar quarter. The 1.75% Convertible Notes converted during the period from January 1, 2025 to September 30, 2025 were immaterial. The Company has the intent and ability to utilize available borrowing capacity under the Revolver due 2029 to satisfy any cash conversion obligations that it may have, should holders choose to exercise their conversion rights during the period noted above.

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities as of September 28, 2025 and December 31, 2024:

	September 28, 2025			December 31, 2024
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
1.75% convertible notes due 2028 (1)	$—	$419.0	$—	$—	$351.3	$—
4.75% senior notes due 2029 (1)	$—	$344.2	$—	$—	$330.3	$—
6.375% senior notes due 2032 (1)	$—	$506.9	$—	$—	$485.0	$—
Term loan due 2029 (1) (2)	$—	$120.3	$—	$—	$123.4	$—
Revolver due 2029 (1) (2)	$—	$110.0	$—	$—	$100.0	$—
Contingent consideration (3)	$—	$—	$3.2	$—	$—	$3.6
(1)The amounts of these notes listed above are the fair values for disclosure purposes only, and they are recorded in the Company's condensed consolidated balance sheets as of September 28, 2025 and December 31, 2024 at carrying value.
(2)The carrying amounts of our term loan and revolving credit facility approximate fair value as of September 28, 2025 and December 31, 2024 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
(3)The estimated fair value of the Company's contingent consideration is discussed further in Note 5 "Acquisitions".
NOTE 10. INCOME TAXES
The effective tax rate in the third quarter of 2025 and 2024 was 26.2% and 24.8%, respectively, and the effective tax rate for the comparable nine month periods was 23.1% and 21.6%, respectively. The first nine months of 2025 and 2024 tax rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $3.4 million and $6.7 million, respectively.

Cash paid for income taxes, net of refunds, was $1.1 million and $23.4 million in the third quarter and first nine months of 2025, respectively, and $18.2 million and $37.4 million in the third quarter and first nine months of 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law. The OBBBA makes permanent many of the expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including the immediate expensing of domestic research and development expenditures, more favorable business interest deductibility and 100 percent first-year bonus depreciation on qualifying property with effective dates in 2025. In accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes,” the Company has recognized the effects of the OBBBA during the current quarter for the provisions currently enacted, which has increased the Company’s deferred tax liability. The Company anticipates that the OBBBA will reduce its federal income tax liability and related tax payments for the current and future years but will not have a significant impact on its annual effective tax rate.
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

The following tables summarize key financial information by segment:

	Third Quarter Ended September 28, 2025
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$722,826	$259,037	$981,863
Cost of goods sold	564,041	199,270	763,311
Gross profit	$158,785	$59,767	$218,552

Operating expenses	74,380	36,584	110,964
Operating income	$84,405	$23,183	$107,588
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			20,460
Amortization of intangible assets			24,108
Interest expense, net			18,451
Elimination of inter-segment profits			(3,273)
Consolidated income before income taxes			$47,842

Capital expenditures	$19,440	$227	$19,667
Depreciation and amortization	$35,792	$4,531	$40,323

	Third Quarter Ended September 29, 2024
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$685,296	$239,135	$924,431
Cost of goods sold	531,503	185,905	717,408
Gross Profit	$153,793	$53,230	$207,023

Operating expenses	67,364	29,830	97,194
Operating income	$86,429	$23,400	$109,829
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			18,277
Amortization of intangible assets			24,433
Interest expense, net			20,050
Elimination of inter-segment profits			(7,298)
Consolidated income before income taxes			$54,367

Capital expenditures	$13,477	$2,520	$15,997
Depreciation and amortization	$36,316	$4,017	$40,333

	Nine Months Ended September 28, 2025
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$2,253,833	$790,611	$3,044,444
Cost of goods sold	1,746,369	596,969	2,343,338
Gross profit	$507,464	$193,642	$701,106

Operating expenses	221,815	113,041	334,856
Operating income	$285,649	$80,601	$366,250
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			76,344
Amortization of intangible assets			73,084
Interest expense, net			56,432
Elimination of inter-segment profits			(1,762)
Other expense			24,420
Consolidated income before income taxes			$137,732

Capital expenditures	$49,261	$781	$50,042
Depreciation and amortization	$108,708	$13,662	$122,370

	Nine Months Ended September 29, 2024
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$2,139,598	$747,269	$2,886,867
Cost of goods sold	1,650,887	585,850	2,236,737
Gross profit	$488,711	$161,419	$650,130

Operating expenses	206,080	84,141	290,221
Operating income	$282,631	$77,278	$359,909
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			70,854
Amortization of intangible assets			71,521
Interest expense, net			60,483
Elimination of inter-segment profits			(914)
Consolidated income before income taxes			$157,965

Capital expenditures	$31,757	$8,250	$40,007
Depreciation and amortization	$107,406	$11,405	$118,811
A reconciliation of certain line items pertaining to the total reportable segments to the condensed consolidated financial statements in the third quarter and first nine months ended September 28, 2025 and September 29, 2024, and as of September 28, 2025 and December 31, 2024 is as follows:

	Third Quarter Ended		Nine Months Ended
($ in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net sales:
Total sales for reportable segments	$981,863	$924,431	$3,044,444	$2,886,867
Elimination of inter-segment sales	(6,232)	(4,987)	(17,839)	(17,307)
Consolidated net sales	$975,631	$919,444	$3,026,605	$2,869,560

Depreciation and amortization:
Depreciation and amortization for reportable segments	$40,323	$40,333	$122,370	$118,811
Corporate depreciation and amortization	1,644	1,853	4,852	5,191
Consolidated depreciation and amortization	$41,967	$42,186	$127,222	$124,002

Capital expenditures:
Capital expenditures for reportable segments	$19,667	$15,997	$50,042	$40,007
Corporate capital expenditures	6,631	1,856	14,702	10,257
Consolidated capital expenditures	$26,298	$17,853	$64,744	$50,264

	As of
($ in thousands)	September 28, 2025	December 31, 2024
Total assets:
Manufacturing segment assets	$2,536,575	$2,402,533
Distribution segment assets	517,054	524,827
Corporate assets unallocated to segments	72,848	60,033
Cash and cash equivalents	20,698	33,561
Consolidated total assets	$3,147,175	$3,020,954
The Company's revenue from external customers and long-lived assets are substantially all attributed to the U.S.
NOTE 12. STOCK REPURCHASE PROGRAMS
In November 2024, the Board authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $200 million, including the $72.9 million remaining under the previous authorization. As of September 28, 2025, Patrick had approximately $168.0 million remaining in the amount of the Company's common stock that may be acquired under the current stock repurchase program.
Under the stock repurchase plan, the Company made repurchases of common stock as follows for the respective periods:

	Third Quarter Ended		Nine Months Ended
($ in millions, except average price data)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Shares repurchased	—	—	377,612	—
Average price	$—	$—	$84.66	$—
Aggregate cost	$—	$—	$32.0	$—

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
OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE
Third Quarter and First Nine Months of 2025 Financial Overview
Recreational Vehicle ("RV") Industry
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
The RV industry is our primary market and comprised 44% and 46% of the Company's net sales in the third quarter and nine months ended September 28, 2025, respectively, and 43% and 44% in the third quarter and nine months ended September 29, 2024. Net sales to the RV industry in the third quarter and nine months ended September 28, 2025 increased 7% and 9%, respectively, compared to the prior year periods.

According to the RV Industry Association ("RVIA"), RV wholesale unit shipments in the third quarter of 2025 totaled approximately 76,500 units, a decrease of 2% from approximately 77,800 units in the third quarter of 2024. While we estimate RV industry retail unit sales in the third quarter of 2025 remained flat compared to the third quarter of 2024, we estimate that retail unit sales exceeded wholesale unit shipments in the third quarter of 2025 as RV OEMs maintained lower production volumes.
RV wholesale unit shipments for the first nine months of 2025 totaled approximately 267,200 units, an increase of 4% from approximately 256,400 units in the first nine months of 2024. While we estimate RV industry retail unit sales in the first nine months of 2025 decreased by approximately 1% compared to the first nine months of 2024, we estimate that retail unit sales exceeded wholesale unit shipments which resulted in improved alignment of dealer inventory levels with current retail demand.
Marine Industry
The Company’s sales to the marine industry are primarily focused on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum fishing, pontoon and ski & wake.
Net sales to the marine industry comprised 15% of the Company's net sales in both the third quarter and nine months ended September 28, 2025 and 15% and 16% in the third quarter and nine months ended September 29, 2024, respectively. Net sales to the marine industry in the third quarter and nine months ended September 28, 2025 increased 11% and 2%, respectively, compared to the prior year periods.
Our marine revenue is generally correlated to marine industry wholesale powerboat unit shipments. According to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"), wholesale powerboat unit shipments remained flat in the third quarter of 2025 compared to the third quarter of 2024 and decreased 4% in the first nine months of 2025 compared to the prior year period.

We estimate that marine industry retail powerboat unit sales decreased 6% and 8% in the third quarter and first nine months of 2025, respectively, compared to the prior year periods, primarily due to the current macroeconomic environment faced by the end consumer, such as economic uncertainty and elevated interest rates.
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
Net sales to the powersports industry comprised 10% and 9% of the Company's net sales in the third quarter and nine months ended September 28, 2025, respectively, and 10% and 9% in the third quarter and nine months ended September 29, 2024, respectively. Net sales to the powersports industry increased 12% in the third quarter of 2025 and remained flat for the nine months ended September 28, 2025 compared to the prior year periods.
Manufactured Housing ("MH") Industry
The Company’s products for this market are sold primarily to major manufacturers of manufactured homes, other OEMs, and to a lesser extent, manufacturers in adjacent industries. Factors that may favorably impact demand in this industry include jobs growth, consumer confidence, favorable changes in financing regulations, a narrowing in the difference between interest rates on MH loans and mortgages on traditional residential "site-built" housing, and any improvement in conditions in the asset-backed securities markets for manufactured housing loans.

Net sales to the MH industry comprised 18% and 17% of the Company's net sales in the third quarter and nine months ended September 28, 2025, respectively, and 19% and 18% in the third quarter and nine months ended September 29, 2024, respectively. Net sales to the MH industry in the third quarter and nine months ended September 28, 2025 decreased 2% and increased 4%, respectively, compared to the prior year periods. According to Company estimates based on industry data from the Manufactured Housing Institute, MH industry wholesale unit shipments decreased 2% in the third quarter compared to the prior year quarter, primarily driven by the timing of OEMs production schedules and dealer orders following elevated shipment activity earlier in the year, as well as disciplined dealer inventory management.
MH industry wholesale unit shipments increased 3% in the first nine months of 2025 compared to the prior year period, primarily driven by OEMs increasing production in the first half of 2025.
Industrial Market
The industrial market is comprised primarily of kitchen cabinet, countertop, hospitality, retail and commercial fixtures, and office and household furniture markets and regional distributors.
Net sales to the industrial market comprised 13% of the Company's net sales in both the third quarter and nine months ended September 28, 2025 and in both the third quarter and nine months ended September 29, 2024. Net sales to the industrial market in the third quarter and nine months ended September 28, 2025 increased 4% and 3%, respectively, compared to the prior year periods. Overall, our revenues in these markets are focused on residential and multifamily housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that, in general, approximately 70% to 80% of our industrial business is directly tied to the residential housing market, with the remaining 20% to 30% tied to the non-residential and commercial markets.
According to the Company estimates based on U.S. Census Bureau data, combined new housing starts decreased 2% in the third quarter of 2025 compared to the prior year quarter, reflecting a decrease in single-family housing starts of 5%, offset by an increase in multifamily housing starts of 7%.
For the first nine months of 2025, combined new housing starts decreased 1% compared to the prior year period, reflecting a decrease in single-family housing starts of 5%, offset by an increase in multifamily housing starts of 14%. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.
RESULTS OF OPERATIONS
Third Quarter and Nine Months Ended September 28, 2025 Compared to 2024
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Third Quarter Ended				Amount Change	% Change
($ in thousands)	September 28, 2025		September 29, 2024
Net sales	$975,631	100.0%	$919,444	100.0%	$56,187	6%
Cost of goods sold	754,667	77.4%	706,930	76.9%	47,737	7%
Gross profit	220,964	22.6%	212,514	23.1%	8,450	4%
Warehouse and delivery expenses	44,449	4.6%	37,865	4.1%	6,584	17%
Selling, general and administrative expenses	86,022	8.8%	75,783	8.2%	10,239	14%
Amortization of intangible assets	24,200	2.5%	24,449	2.7%	(249)	(1)%
Operating income	66,293	6.8%	74,417	8.1%	(8,124)	(11)%
Interest expense, net	18,451	1.9%	20,050	2.2%	(1,599)	(8)%
Income taxes	12,539	1.3%	13,501	1.5%	(962)	(7)%
Net income	$35,303	3.6%	$40,866	4.4%	$(5,563)	(14)%

	Nine Months Ended				Amount Change	% Change
($ in thousands)	September 28, 2025		September 29, 2024
Net sales	$3,026,605	100.0%	$2,869,560	100.0%	$157,045	5%
Cost of goods sold	2,326,418	76.9%	2,220,897	77.4%	105,521	5%
Gross profit	700,187	23.1%	648,663	22.6%	51,524	8%
Warehouse and delivery expenses	135,106	4.5%	114,053	4.0%	21,053	18%
Selling, general and administrative expenses	273,159	9.0%	244,617	8.5%	28,542	12%
Amortization of intangible assets	73,338	2.4%	71,545	2.5%	1,793	3%
Operating income	218,584	7.2%	218,448	7.6%	136	—%
Interest expense, net	56,432	1.9%	60,483	2.1%	(4,051)	(7)%
Other expenses	24,420	0.8%	—	—%	24,420	N/A
Income taxes	31,755	1.0%	34,122	1.2%	(2,367)	(7)%
Net income	$105,977	3.5%	$123,843	4.3%	$(17,866)	(14)%
Net Sales. Net sales in the third quarter of 2025 increased $56.2 million, or 6%, to $975.6 million compared to $919.4 million in the third quarter of 2024. Net sales in the third quarter of 2025 increased due to increased sales to the RV, marine, powersports and industrial markets, partially offset by decreased sales to the MH market. Sales to the RV market increased $29.0 million, or 7%, compared to the prior year quarter, primarily attributable to the Company's acquisition of ICON Direct LLC, doing business as RecPro ("RecPro") in the third quarter of 2024. Sales to the marine market increased $14.5 million, or 11%, primarily attributable to acquisitions completed in the first nine months of 2025. Sales to the powersports market increased $10.4 million, or 12%, compared to the prior year quarter, primarily related to higher OEM production volumes in alignment with retail demand. Sales to the industrial market increased $5.0 million, or 4%, compared to the prior year quarter, which is attributable to market share gains and product mix shifts by certain customers. Sales to the MH market decreased $2.7 million, or 2%, compared to the prior year quarter, primarily due to a decrease in estimated MH industry wholesale unit shipments of approximately 2%.
Net sales in the first nine months of 2025 increased $157.0 million, or 5%, to $3.03 billion compared to $2.87 billion in the first nine months of 2024. Net sales in the first nine months of 2025 increased due to increased sales to each of our markets. Sales to the RV market increased $116.5 million, or 9%, compared to the first nine months of 2024, due to the Company's acquisition of RecPro in the third quarter of 2024, industry volume growth and market share gain. Sales to the MH market increased $22.2 million, or 4%, compared to the first nine months of 2024, primarily due to an increase in estimated MH industry wholesale unit shipments of approximately 3%. Sales to the industrial market increased $10.1 million, or 3%, compared to the first nine months of 2024, primarily related to product mix shifts by certain customers. Sales to the marine market increased $7.0 million, or 2%, compared to the first nine months of 2024, primarily attributable to acquisitions completed in the first nine months of 2025. Sales to the powersports market increased $1.2 million and flat compared to the first nine months of 2024, primarily related to higher OEM production volumes in alignment with retail demand.
Revenue attributable to acquisitions completed in the first nine months of 2025 was $11.0 million and $24.2 million in the third quarter and first nine months of 2025, respectively. Revenue attributable to acquisitions completed in the first nine months of 2024 was $78.6 million and $216.4 million in the third quarter and first nine months of 2024, respectively.
Cost of Goods Sold. Cost of goods sold increased $47.7 million, or 7%, to $754.7 million in the third quarter of 2025 compared to $706.9 million in the third quarter of 2024. As a percentage of net sales, cost of goods sold increased 50 basis points in the third quarter of 2025 to 77.4% compared to 76.9% in the third quarter of 2024.
Cost of goods sold as a percentage of net sales increased in the third quarter of 2025 primarily as a result of an increase in material costs of 110 basis points, partially offset by decreases in labor and manufacturing overhead costs of 40 and 20 basis points, respectively.

Cost of goods sold increased $105.5 million, or 5%, to $2.33 billion in the first nine months of 2025 from $2.22 billion in the first nine months of 2024. As a percentage of net sales, cost of goods sold decreased 50 basis points in the first nine months of 2025 to 76.9% compared to 77.4% in the first nine months of 2024.
Cost of goods sold as a percentage of net sales decreased in the first nine months of 2025 primarily as a result of continued cost reduction and automation initiatives we deployed throughout 2024 and into 2025 that had a positive impact on labor and overhead costs. The decrease in cost of goods sold as a percentage of net sales in the first nine months of 2025 primarily reflected a 50 basis point decrease in labor costs. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in production.
Gross Profit. Gross profit increased $8.5 million, or 4%, to $221.0 million in the third quarter of 2025 compared to $212.5 million in the prior year period. As a percentage of net sales, gross profit decreased 50 basis points to 22.6% in the third quarter of 2025 compared to 23.1% in the prior year period.
Gross profit increased $51.5 million, or 8%, to $700.2 million in the first nine months of 2025 compared to $648.7 million in the prior year period. As a percentage of net sales, gross profit increased 50 basis points to 23.1% in the first nine months of 2025 compared to 22.6% in the prior year period. The change in gross profit as a percentage of net sales in the third quarter and first nine months of 2025 compared to the same periods in 2024 reflects the impact of the factors discussed above under "Cost of Goods Sold".
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $6.6 million, or 17%, to $44.4 million in the third quarter of 2025 compared to $37.9 million in the third quarter of 2024. As a percentage of net sales, warehouse and delivery expenses increased 50 basis points to 4.6% in third quarter of 2025 compared to 4.1% the third quarter of 2024.
Warehouse and delivery expenses increased $21.1 million, or 18%, to $135.1 million in the first nine months of 2025 compared to $114.1 million in the prior year period. As a percentage of net sales, warehouse and delivery expenses increased 50 basis points to 4.5% in the first nine months of 2025 compared to 4.0% in the first nine months of 2024.
The increase in warehouse and delivery expenses in the third quarter and first nine months of 2025 compared to the same periods in 2024 is primarily attributable to the increase in sales, and the increase as a percentage of net sales is primarily related to higher freight costs.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $10.2 million, or 14%, to $86.0 million in the third quarter of 2025 compared to $75.8 million in the prior year quarter. The increase in SG&A expenses in the third quarter of 2025 compared to the prior year quarter is primarily related to increased incentive compensation and wages.
As a percentage of net sales, SG&A expenses increased 60 basis points to 8.8% in the third quarter of 2025 compared to 8.2% in the third quarter of 2024. The increase in SG&A expenses as a percentage of net sales in the third quarter of 2025 is primarily attributable to increased incentive compensation expense as a percentage of net sales, partially offset by decreased administrative expenses as a percentage of net sales.
SG&A expenses increased $28.5 million, or 12%, to $273.2 million in the first nine months of 2025 compared to $244.6 million in the prior year period. The increase in SG&A expenses in the first nine months of 2025 compared to 2024 is primarily attributable to the cost profile of certain 2024 acquisitions, increased wages, incentive compensation expenses, insurance expenses, technology expenses, loss on sale of assets, and selling expenses, partially offset by decreased professional fees and administrative expenses.
As a percentage of net sales, SG&A expenses increased 50 basis points to 9.0% in the first nine months of 2025 compared to 8.5% in the prior year period. The increase in SG&A expenses as a percentage of net sales in the first nine months of 2025 is primarily attributable to increased selling expenses, insurance expenses, wages, loss on sale of assets, technology expenses, and incentive compensation.

Amortization of Intangible Assets. Amortization of intangible assets decreased $0.2 million, or 1%, to $24.2 million in the third quarter of 2025 compared to $24.4 million in the prior year quarter. Amortization of intangible assets increased $1.8 million, or 3%, to $73.3 million in the first nine months of 2025 compared to $71.5 million in the prior year period. The increase in the first nine months of 2025 compared to the comparable prior year period primarily reflects the impact of the RecPro acquisition as well as other acquisitions completed in 2025 and 2024.
Operating Income. Operating income decreased $8.1 million, or 11%, to $66.3 million in the third quarter of 2025 compared to $74.4 million in the third quarter of 2024. As a percentage of net sales, operating income decreased to 6.8% in the third quarter of 2025 compared to 8.1% in the third quarter of 2024. The decrease in operating income and operating income as a percentage of net sales is primarily attributable to the items discussed above.
Operating income increased $0.1 million to $218.6 million in the first nine months of 2025 compared to $218.4 million in the prior year period. Operating income as a percentage of net sales decreased to 7.2% in the first nine months of 2025 compared to 7.6% in the first nine months of 2024. The increase in operating income is primarily attributable to increased net sales, partially offset by an increase in operating expenses and the items discussed above. The increase in operating income and the decrease in operating income as a percentage of net sales are primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense decreased $1.6 million, or 8%, to $18.5 million in the third quarter of 2025 compared to $20.1 million in the prior year quarter. Interest expense decreased $4.1 million, or 7%, to $56.4 million in the first nine months of 2025 compared to $60.5 million in the first nine months of 2024. The decrease primarily reflects a lower average interest rate on our outstanding debt compared to the prior year periods.
Other Expenses. Other expenses were $24.4 million in the first nine months of 2025 compared to zero in the prior year period, reflecting expenses related to a legal settlement.
Income Taxes. Income tax expense decreased $1.0 million in the third quarter of 2025 to $12.5 million compared to $13.5 million in the prior year quarter. Income tax expense decreased $2.4 million in the first nine months of 2025 to $31.8 million compared to $34.1 million in the prior year period. The effective tax rate was 26.2% and 23.1% in the third quarter and first nine months of 2025, respectively, and 24.8% and 21.6% in the third quarter and first nine months of 2024, respectively.
The decrease in income tax expense in the third quarter and the first nine months of 2025 compared to the same periods in 2024 is primarily related to the decrease in income before taxes and decreased excess tax benefits on share-based compensation.
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
Third Quarter and Nine Months Ended September 28, 2025 Compared to 2024
General

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

	Third Quarter Ended		Amount Change	% Change
($ in thousands)	September 28, 2025	September 29, 2024
Sales
Manufacturing	$722,826	$685,296	$37,530	5%
Distribution	$259,037	$239,135	$19,902	8%
Gross Profit
Manufacturing	$158,785	$153,793	$4,992	3%
Distribution	$59,767	$53,230	$6,537	12%
Operating Income
Manufacturing	$84,405	$86,429	$(2,024)	(2)%
Distribution	$23,183	$23,400	$(217)	(1)%

	Nine Months Ended		Amount Change	% Change
($ in thousands)	September 28, 2025	September 29, 2024
Sales
Manufacturing	$2,253,833	$2,139,598	$114,235	5%
Distribution	$790,611	$747,269	$43,342	6%
Gross Profit
Manufacturing	$507,464	$488,711	$18,753	4%
Distribution	$193,642	$161,419	$32,223	20%
Operating Income
Manufacturing	$285,649	$282,631	$3,018	1%
Distribution	$80,601	$77,278	$3,323	4%
Manufacturing
Sales. Manufacturing segment sales increased $37.5 million, or 5%, to $722.8 million in the third quarter of 2025 compared to $685.3 million in the prior year quarter. For the first nine months of 2025, sales increased $114.2 million, or 5%, to $2.25 billion compared to $2.14 billion in the prior year period. The manufacturing segment accounted for approximately 74% of the Company’s sales for both the third quarter and first nine months of 2025 and for both the third quarter and first nine months 2024.
Manufacturing segment sales in the third quarter of 2025 compared to the prior year quarter increased due to increased sales to the RV, marine, powersports and industrial markets, partially offset by decreased sales to the MH market. Sales to the RV market increased 6%, primarily attributable to market share gains. Sales to the marine market increased 12%, primarily attributable to acquisitions completed in the first nine months of 2025. Sales to the powersports market increased 11% compared to the prior year quarter. Sales to the industrial market increased 4% compared to the prior year quarter. Sales to the MH market decreased 5% compared to the prior year quarter, primarily due to a decrease in estimated MH industry wholesale unit shipments of approximately 2%.
Manufacturing segment sales in the first nine months of 2025 compared to the same prior year period increased due to increased sales to the RV, industrial, MH and marine markets, partially offset by decreased sales to the powersports market. Sales to the RV market increased 11% compared to the first nine months of 2024, primarily attributable to an increase in estimated wholesale units shipments of 4% and market share gains compared to the first nine months of 2024. Sales to the industrial market increased 2% compared to the first nine months of 2024. Sales to the MH market increased

3% compared to the first nine months of 2024, primarily due to an increase in estimated MH industry wholesale unit shipments of approximately 3% and market share gains. Sales to the marine market increased 2% compared to the first nine months of 2024, primarily attributable to acquisitions completed in 2024 and 2025. Sales to the powersports market decreased 1% compared to the first nine months of 2024, primarily related to lower OEM production volumes.
Manufacturing segment sales attributable to acquisitions completed in the first nine months of 2025 were $11.0 million and $24.2 million in the third quarter and first nine months of 2025, respectively. Manufacturing segment sales attributable to acquisitions completed in the first nine months of 2024 were $73.9 million and $211.7 million in the third quarter and first nine months of 2024, respectively.
Gross Profit. Manufacturing segment gross profit increased $5.0 million, or 3%, to $158.8 million in the third quarter of 2025 compared to $153.8 million in the third quarter of 2024. As a percentage of sales, gross profit decreased 40 basis points to 22.0% in the third quarter of 2025 compared to 22.4% in the prior year quarter. The decrease in gross profit as a percentage of sales in the third quarter of 2025 compared to the same period in 2024 is attributable to increased material costs as a percentage of sales, partially offset by decreased manufacturing overhead costs as a percentage of sales.
Manufacturing segment gross profit increased $18.8 million, or 4%, to $507.5 million in the first nine months of 2025 compared to $488.7 million in the first nine months of 2024. As a percentage of sales, gross profit decreased 30 basis points to 22.5% in the first nine months of 2025 compared to 22.8% in the prior year period. The decrease in gross profit as a percentage of sales in the first nine months of 2025 compared to the same period in 2024 is attributable to increased material costs as a percentage of sales, partially offset by decreased labor and overhead costs as a percentage of sales.
Operating Income. Operating income decreased $2.0 million, or 2%, to $84.4 million in the third quarter of 2025 compared to $86.4 million in the prior year quarter. As a percentage of sales, operating income decreased 90 basis points to 11.7% in the third quarter of 2025 compared to 12.6% in the prior year period. The decrease in operating income and operating income as a percentage of sales is primarily related to the items discussed above combined with an increase in operating expenses and operating expenses as a percentage of sales.
Operating income increased $3.0 million, or 1%, to $285.6 million in the first nine months of 2025 compared to $282.6 million in the prior year period. As a percentage of sales, operating income decreased 50 basis points to 12.7% in the first nine months of 2025 compared to 13.2% in the prior year period. The increase in operating income is primarily attributable to increased sales, partially offset by an increase in operating expenses. The decrease in operating income as a percentage of sales is primarily related to the items discussed above combined with an increase in operating expenses.
Distribution
Sales. Distribution segment sales increased $19.9 million, or 8%, to $259.0 million in the third quarter of 2025 compared to $239.1 million in the prior year quarter. For the first nine months of 2025, sales increased $43.3 million, or 6%, to $790.6 million compared to $747.3 million in the prior year period. The distribution segment accounted for approximately 26% of the Company’s sales for both the third quarter and first nine months of 2025 and for both the third quarter and first nine months of 2024.
Distribution segment sales in the third quarter of 2025 compared to the third quarter of 2024 increased due to increased sales to the RV, powersports, MH, and industrial markets, partially offset by decreased sales to the marine market. Sales to the RV market increased 9% compared to the prior year quarter, primarily attributable to market share gains and acquisitions completed in 2024. Sales to the powersports market increased $1.0 million, or 33%, compared to the prior year quarter, primarily attributable to market share gains. Sales to the MH market increased $0.8 million, or 1%, compared to the prior year quarter. Sales to the industrial market increased $0.5 million, or 5%, compared to the prior year quarter. Sales to the marine market decreased $0.6 million, or 6%, compared to the prior year quarter.
Distribution segment sales in the first nine months of 2025 compared to the first nine months of 2024 increased due to increased sales to the RV, MH, powersports and industrial markets, partially offset by decreased sales to the marine market. Sales to the RV market increased 6% compared to the first nine months of 2024, due to industry wholesale unit shipment growth of 4%, market share gains and acquisitions completed in 2024. Sales to the MH market increased 5% compared to the first nine months of 2024, primarily due to an increase in estimated MH industry wholesale unit shipments of approximately 3%. Sales to the powersports market increased $3.1 million, or 34%, compared to the first nine months of 2024, primarily attributable to market share gains and acquisitions completed in 2024. Sales to the industrial market increased $2.5 million, or 9%, compared to the first nine months of 2024. Sales to the marine market decreased $0.4 million, or 1%, compared to the first nine months of 2024.
Distribution segment sales attributable to acquisitions completed in the first nine months of 2024 were approximately $4.7 million in both the third quarter and first nine months of 2024.
Gross Profit. Distribution segment gross profit increased $6.5 million, or 12%, to $59.8 million in the third quarter of 2025 compared to $53.2 million in the third quarter of 2024. As a percentage of sales, gross profit increased 80 basis points to 23.1% in the third quarter of 2025 compared to 22.3% in the prior year quarter. The increase in gross profit as a percentage of sales in the third quarter of 2025 compared to the same quarter in 2024 is attributable to decreased labor costs as a percentage of sales, partially offset by increased material costs as a percentage of sales.
Distribution segment gross profit increased $32.2 million, or 20%, to $193.6 million in the first nine months of 2025 compared to $161.4 million in the first nine months of 2024. As a percentage of sales, gross profit increased 290 basis points to 24.5% in the first nine months of 2025 compared to 21.6% in the prior year period. The increase in gross profit as a percentage of sales in the first nine months of 2025 compared to 2024 is attributable to decreased material and labor costs as a percentage of sales.
Operating Income. Operating income decreased $0.2 million, or 1%, to $23.2 million in the third quarter of 2025 compared to $23.4 million in the prior year quarter. As a percentage of sales, operating income decreased 90 basis points to 8.9% in the third quarter of 2025 compared to 9.8% in the same period in 2024. The decrease in operating income and operating income as a percentage of sales is primarily related to the items discussed above, offset by an increase in operating expenses and operating expense as a percentage of sales.
Operating income increased $3.3 million, or 4%, to $80.6 million in the first nine months of 2025 compared to $77.3 million in the prior year period. As a percentage of sales, operating income decreased 10 basis points to 10.2% in the first nine months of 2025 compared to 10.3% in the same period in 2024. The increase in operating income and the decrease in operating income as a percentage of sales primarily reflect the items discussed above, as well as an increase in operating expenses and operating expense as a percentage of sales.
LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of liquidity are cash flows from operations, available cash reserves and borrowing capacity available under the revolving credit and term loan facility (the “2024 Credit Facility”), as discussed in Note 8 "Debt" of the Notes to Condensed Consolidated Financial Statements. Our liquidity as of September 28, 2025 consisted of cash and cash equivalents of $20.7 million and $758.0 million of availability under the 2024 Credit Facility, net of $7.0 million of outstanding letters of credit.
As of September 28, 2025, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under the 2024 Credit Facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on the Company's current cash flow budgets and forecast of short-term and long-term liquidity needs.
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

In the first nine months of 2025, the Company utilized available borrowing capacity under the Revolver due 2029 and cash on hand to fund three acquisitions, as discussed in Note 5 "Acquisitions" of the Notes to Condensed Consolidated Financial Statements.
As of and for the reporting period ended September 28, 2025, the Company was in compliance with its financial covenants as required under the terms of the credit agreement that established the 2024 Credit Facility (the “2024 Credit Agreement”). The required maximum consolidated secured net leverage ratio and the required minimum consolidated interest coverage ratio, as such ratios are defined in the 2024 Credit Agreement, compared to the actual amounts as of September 28, 2025 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.45
Consolidated interest coverage ratio (12-month period)	3.00	6.57
In addition, as of September 28, 2025, the Company's consolidated total net leverage ratio (12-month period) was 2.84. While this ratio is not a covenant under the 2024 Credit Agreement, it is used in determining the applicable borrowing margin under the 2024 Credit Agreement.
Cash Flows
Operating Activities: Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities decreased $25.6 million, or 11%, to $198.6 million in the first nine months of 2025 compared to $224.2 million in the first nine months of 2024. The decrease in operating cash flows is primarily attributable to a $74.8 million use of cash from operating assets and liabilities, net of business acquisitions compared to a $40.4 million use of cash in the prior year period and a $17.9 million decrease in net income, partially offset by a $21.8 million increase in deferred income taxes and a $2.5 million increase in loss on sale of assets compared to the first nine months of 2024.
Investing Activities: Net cash used in investing activities decreased $348.5 million to $136.9 million in the first nine months of 2025 compared to $485.4 million in the first nine months of 2024 due to a decrease in cash used in business acquisitions, which were $70.3 million in the first nine months of 2025 compared to $411.6 million in the first nine months of 2024, primarily due to the acquisition of Sportech in January 2024 and RecPro in September 2024.
Financing Activities: Net cash used in financing activities was $74.5 million in the first nine months of 2025 compared to $302.4 million of net cash provided by financing activities in the first nine months of 2024, primarily due to a decrease in net borrowings under our revolving credit facility to $10.0 million in the first nine months of 2025 compared to $365.0 million in the first nine months of 2024.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations
As of September 28, 2025, our total debt obligations under our 2024 Credit Agreement were under Secured Overnight Financing Rate ("SOFR")-based interest rates. A 100-basis point increase in the underlying SOFR rates would result in additional annual interest cost of approximately $2.3 million, assuming average borrowings during 2025, including the Revolver due 2029 and Term Loan due 2029, subject to variable rates were equal to the amount of such borrowings outstanding at September 28, 2025, excluding deferred financing costs related to the Revolver due 2029 and Term Loan due 2029.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities. None.
(b) Use of Proceeds. None.
(c) Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock in the three months ended September 28, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 30 - July 27, 2025	—	$—	—	$168,031,000
July 28 - August 31, 2025	124	$103.03	—	$168,031,000
September 1 - September 28, 2025	2,657	$110.99	—	$168,031,000
	2,781		—
(1)Amount includes 2,781 shares of common stock purchased by the Company in the period for the purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
(2)See Note 12 "Stock Repurchase Programs" of the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program.
ITEM 5. OTHER INFORMATION
During the three months ended September 28, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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

Date: November 6, 2025	By:	/s/ Andrew C. Roeder
Andrew C. Roeder
Executive Vice President - Finance, Chief Financial Officer, and Treasurer

Date: November 6, 2025	By:	/s/ Matthew S. Filer
Matthew S. Filer
Senior Vice President - Finance and Chief Accounting Officer