Form 10-K
period 2025-12-31
PATRICK INDUSTRIES INC
filed 2026-02-19
CIK 76605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
Large accelerated filer ☒  Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 27, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $2.9 billion. As of February 13, 2026, there were 33,234,715 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 2026 are incorporated by reference into Part III of this Form 10-K.

PATRICK INDUSTRIES, INC.
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2025
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
•adverse weather conditions impacting retail sales and our operations;
•our ability to remain in compliance with our credit agreement covenants;
•the impact of any pandemic or other public health emergency on the economy, our end markets and our operations, and;
•global, national and regional economic, market and political conditions.
You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in the reports and documents that the Company files with the SEC, including this Annual Report on Form 10-K for the year ended December 31, 2025.
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
The Company operates through a nationwide network that includes, as of December 31, 2025, approximately 191 manufacturing plants and 50 warehouse and distribution facilities located in 25 states, with a small presence in Mexico, China and Canada. The Company operates within two reportable segments, Manufacturing and Distribution, through a nationwide network of manufacturing and distribution centers for its products, thereby reducing in-transit delivery time and cost to the regional manufacturing footprint of its customers. The Manufacturing and Distribution segments accounted for 74% and 26%, respectively, of the Company’s consolidated net sales for the year ended December, 31, 2025. Financial information about these operating segments is included in Note 17 "Segment Information" of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K (the "Form 10-K") and incorporated herein by reference.
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
Over the last three years, we have executed on a number of new product initiatives and completed acquisitions for aggregate cash consideration of approximately $560 million, net of cash acquired. These product initiatives and acquisitions directly complement our core competencies and existing products, expand our presence in our primary end markets, and position us to opportunistically enter into adjacent end markets or product categories.
Patrick believes that returning capital to shareholders is an important part of its capital allocation strategy, and during 2025 we returned $87 million to shareholders through our regular quarterly dividend and opportunistic share repurchases.
The Company was incorporated in 1959 in Indiana. The Company's principal executive and administrative offices are located at 107 West Franklin Street, Elkhart, Indiana 46516 and the telephone number is (574) 294-7511; Internet website address: www.patrickind.com. Information on our website is not incorporated in this Annual Report on Form 10-K.

Major Product Lines

Patrick manufactures and distributes a variety of products within its reportable segments including:

Manufacturing	Distribution
Laminated products for furniture, shelving, walls and countertops	Pre-finished wall and ceiling panels
Laminated and decorative surface products, including laminated panels, decorative and wrapped vinyls, paper-laminated panels, and vinyl printing	Drywall and drywall finishing products
Solid surface, granite and quartz countertops	Interior and exterior lighting products
Fabricated aluminum products	Wiring, electrical and plumbing products
Hardwood profile mouldings	Transportation and logistics services
Electrical systems components including instrument, digital switching, dash panels, digital displays and gauges	Electronics and audio systems components
Slide-out trim and fascia	Cement siding
Cabinet products, doors, components and custom cabinetry	Raw and processed lumber
Tooling for fiberglass boat manufacturers	Fiber reinforced polyester (“FRP”) products
Fiberglass bath fixtures and tile systems	Interior passage doors
Specialty bath and closet building products	Roofing products
Boat towers, tops, power bimini systems, trailers, frames and other engineered structural components	Laminate and ceramic flooring
Softwoods lumber	Shower doors
Interior passage doors and baggage doors	Fireplaces and surrounds
Wiring and wire harnesses	Appliances
CNC molds and composite parts	Tile
Aluminum and plastic fuel tanks	Marine hardware and accessories
Slotwall panels and components	RV awnings, windows, fiberglass siding and roofing
RV painting	Marine windshields
Thermoformed shower surrounds	RV air conditioning units and furniture
Fiberglass and plastic components including front and rear caps and marine helms	Other miscellaneous products
Polymer-based and other flooring
Marine hardware and accessories
Air handling products
Treated, untreated and laminated plywood
RV and marine furniture
Adhesives and sealants
Audio systems and accessories, including amplifiers, tower speakers, soundbars, and subwoofers
Marine non-slip foam flooring, padding, and accessories
Protective covers for boats, RVs, aircraft, and military and industrial equipment
Windshield and wiper systems
Roofs/canopies
Integrated door systems
Fender flares and rear panels
Composite panels
Other miscellaneous products

Primary Markets
Patrick manufactures and distributes its products for five primary end markets. Our operating facilities generally are strategically located in proximity to the customers they serve. The Company’s net sales by end market are as follows:

	2025	2024
RV	45%	44%
Marine	15%	15%
Powersports	10%	10%
MH	17%	18%
Industrial	13%	13%
Total	100%	100%
Recreational Vehicles
The Company’s RV products are sold primarily to major RV original equipment manufacturers ("OEMs"), smaller OEMs, and to a lesser extent, manufacturers in adjacent industries. The principal types of recreational vehicles include (1) towables: conventional travel trailers, fifth wheels, folding camping trailers, and truck campers; and (2) motorized: class A (large motor homes), class B (van campers), and class C (small-to-mid size motor homes). The RV market is largely concentrated among Thor Industries, Inc. (“Thor”), Forest River, Inc. (“Forest River”) and Winnebago Industries, Inc. ("Winnebago"), which together accounted for approximately 86% of retail market share for towables and 85% for motorized units for 2025 according to Company estimates based on data from Statistical Surveys, Inc. ("SSI").
We believe there has been substantial growth over the past several years in the consumer’s affinity for the Outdoor Enthusiast lifestyle. As more people see the benefits of enjoying the outdoors with families and friends, there should be a positive impact on long-term demand in the RV market. Following a dealer inventory restocking in the first half of 2024, OEMs reduced production levels slightly in the second half of the year as dealers actively managed inventory levels as retail demand softened. In 2025, dealer inventory dynamics continued to normalize, with inventory reductions moderating as dealer inventory levels moved closer to targeted levels. OEMs demonstrated operating discipline during this period to support a balanced inventory channel for the long-term health and stability of the industry. Our analysis suggests that dealer inventory levels are currently below historical norms and will need to be replenished when retail demand recovers. Our strategy in the RV end market continues to be centered around our goal of providing best-in-class customer service and a growing portfolio of products to OEMs through our full solutions model, helping our customers innovate and build quality units across the spectrum of feature and price.
We estimate that our mix of RV revenues related to towable units and motorized units is consistent with the overall RV industry production mix. In 2025, according to the Recreation Vehicle Industry Association ("RVIA"), towable and motorized unit shipments represented approximately 89% and 11%, respectively, of total RV industry wholesale unit shipments with wholesale unit shipments increasing 2% in the towable sector and 3% in the motorized sector in 2025 compared to the prior year.
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
Demographic and ownership trends continue to support favorable market growth for the long term in the RV market, as interest in outdoor and nature-based tourism activities remains structurally elevated following the normalization of travel patterns after the COVID-19 pandemic. Based on data from the 2025 Kampgrounds of America, Inc. ("KOA") North American Camping and Outdoor Hospitality Report, utilizing surveys of North American leisure travelers, camping participation peaked in 2022 and declined modestly thereafter, but remains above pre-pandemic levels. Approximately 11 million more households camped in 2024 compared to 2019, indicating a higher participation base relative to pre-pandemic periods. Additionally, according to the 2025 KOA report, approximately 18% of camping households reported annual household income of over $100,000, which is consistent with pre-pandemic levels. While this percentage represents a decline from the COVID-19 pandemic-era peak, the absolute number of camping households in this earnings group has grown substantially due to the increase in camping households during this period. Although down from the pandemic-era peak, RV participation remains substantial, with nearly 10 million households reporting at least one RV trip in 2024.
Detailed narrative information about the Company’s sales to the RV industry is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the "MD&A") of this Form 10-K.
Marine
We believe that the marine market reflects the active, outdoor enthusiast-based, family-oriented lifestyle, similar to our RV and powersports end markets, and the Company has increased its focus and expanded its presence in this market through recent acquisitions. Consumer demand in the marine market is generally driven by the popularity of the recreational and leisure lifestyle and by economic conditions. The powerboat sector, which is our primary marine market, continued to experience a down cycle in 2024, particularly in our ski/wake and pontoon categories, where we maintain a significant market presence. OEM production declined in 2024 as concerns relating to elevated interest rates, inflation, and overall economic uncertainties dampened retail demand and led marine dealers to reduce inventory levels. In 2025, industry data indicates that the overall powerboat market remained below 2024 levels, and demand in the pontoon and ski/wake categories declined compared to 2024 as dealers continued to manage inventory levels to better align with current retail demand. Despite challenging conditions across the marine market, we remain optimistic about the long-term outlook including within the high value, premium segment of the marine industry that we serve.
According to the National Marine Manufacturers Association (“NMMA”), per its 2024 U.S. Recreational Boating Statistical Abstract (the "Abstract"), total U.S. retail expenditures on boats, engines, accessories, and related costs fell 2.6% to $55.62 billion in 2024 compared to 2023. Based on data from the Abstract, we estimate that the average age of pre-owned powerboats sold during 2024 was approximately 23 years compared to an average useful life of 30 years.
The Company’s sales to the marine industry are primarily focused on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum fishing, pontoon and ski & wake. Based on current available data per SSI through December 2025, within the powerboat sector for 2025, fiberglass units accounted for approximately 33% of retail unit sales, aluminum 31%, pontoon 31% and ski & wake 5%. In addition, according to Company estimates based on SSI, marine powerboat retail unit shipments decreased approximately 8% in 2025 compared to 2024, while marine wholesale unit shipments, according to Company estimates based on NMMA data, decreased approximately 4% in 2025 compared to 2024.
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
Our powersports business is primarily focused on the utility and premium segments of the side-by-side market, which have been outperforming the more discretionary recreational segment. We also participate in the motorcycle and golf cart segments of the market. OEMs and dealers are actively managing field inventory levels to align with retail demand and in an effort to update units held in dealer inventories. We believe that our portfolio of brands and products is well-positioned to benefit from future market growth. As OEMs and dealers continue to manage their businesses to better align with current retail demand, we are focused on supporting OEMs by developing new products and solutions that deliver value aligned with consumer needs.
Detailed narrative information about the Company’s sales to the powersports industry is included in the MD&A of this Form 10-K.
Manufactured Housing
The Company’s products for this market are sold primarily to major manufacturers of manufactured homes, other OEMs, and to a lesser extent, manufacturers in adjacent industries. In the aggregate, the top three manufacturers, Clayton Homes, Inc., Champion Homes, Inc. and Cavco Industries, Inc., combined to produce approximately 86% of MH market retail unit shipments in 2025 per SSI.

According to data from the Manufactured Housing Institute, MH industry wholesale unit shipments decreased to approximately 102,700 units in 2025 compared to approximately 103,300 units in 2024. The Company believes there is growth potential for this market in the long term driven by pent-up demand for affordable housing, multi-family housing capacity, demand for lower-cost rental options, increased affordability and quality, new home pricing, and investments from developers and real estate investment trusts. We continue to expand our product offerings to meet the evolving needs of our OEM customers.
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
Industrial Markets
The Company's industrial net sales in 2025 are associated with both the U.S. residential housing market and non-housing market categories. Demand for our products is influenced by levels of new residential housing construction and existing home remodeling activity. Patrick's sales to the industrial market generally lag new housing starts by four to six months as our industrial products are generally among the last components installed into new unit construction and will vary based on differences in regional economic prospects.
Many of Patrick's core manufacturing products are also utilized in the kitchen cabinet, high-rise, office and household furniture, hospitality, and fixtures and commercial furnishings markets. These markets are generally categorized by a more performance-than-price driven customer base and provide an opportunity for the Company to diversify its customer base. Additionally, we believe that other residential and commercial segments have been less vulnerable to import competition, and therefore, provide opportunities for increased sales penetration and market share gains. In 2025, combined new housing starts decreased 2% compared to the prior year, reflecting a decrease in single-family housing starts of 7%, partially offset by an increase in multifamily housing starts of 12%. Despite some interest rate relief in 2025, housing affordability continued to be an issue as housing prices and mortgage rates remained elevated compared to prior years.
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
During 2025, the Company completed acquisitions for aggregate cash consideration of approximately $117 million, net of cash acquired. Over the last three years, the Company has completed acquisitions for aggregate cash consideration of approximately $560 million, net of cash acquired. See Note 3 "Acquisitions" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of acquisitions completed by the Company in 2025, 2024 and 2023.

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
Capacity and Plant Expansions
Patrick has the ability to fulfill demand for certain products in excess of capacity at certain facilities by shifting production to other facilities. Purchases of property, plant, and equipment for 2025 consisted of $83 million of investments which were primarily used to provide more advanced manufacturing automation and replace and upgrade production equipment. Management regularly monitors capacity at its facilities and reallocates existing resources where needed to maintain production efficiencies throughout all of its operations and capitalize on commercial and industrial synergies in key regions to support profitable growth, grow its customer base, and expand its geographical product reach outside its core Midwest market.
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
The Studio
The Company's Design/Innovation Center and Showroom, The Studio, is located in Elkhart, Indiana. The Studio presents the latest design trends and products in the markets served by Patrick and provides a creative environment for customers to design products and enhance their brand. The 45,000 square foot facility includes a 25,000 square foot showroom devoted to the display of products, capabilities and services offered by each of Patrick’s business units, in addition to offices and conference rooms. The Company’s specialized team of designers, engineers and graphic artists works with RV, marine, powersports, MH and industrial customers to meet their creative design and product needs, including creating new styles and utilizing new colors, patterns, products, and materials for panels and mouldings, cabinet doors, furniture, lighting and other products. In addition, The Studio supports operations through product development, 3D CAD illustration, 3D printing, photography and marketing. As part of The Studio, the Company recently introduced The Experience, a new design and visualization service for customers across its end markets. The Experience leverages virtual reality, advanced product scanning, and a large-scale LED display to allow customers to walk through and modify life-size virtual renderings of RV, marine, powersports products in real time, reducing the need for physical prototypes and enhancing collaboration throughout the design process.
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
Marketing and Distribution
As of December 31, 2025, the Company had approximately 4,500 active customers. Its revenues from the RV market include sales to two major manufacturers of RVs that each account for over 10% of the Company's net sales, Forest River and Thor. Both Forest River and Thor have multiple businesses and brands that operate independently under the parent company and these multiple businesses and brands generally purchase our products independently from one another. The Company’s sales to the various businesses of Forest River and Thor, on a combined basis, accounted for 28%, 29% and 29% of our consolidated net sales, for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company generally maintains supplies of various commodity products in its warehouses to ensure that it has product on hand for its distribution customers. The Company purchases a majority of its distribution segment products in railcar, container, or truckload quantities, which are warehoused prior to their sale to customers. Approximately 11%, 9% and 9% of the Company's distribution segment’s sales were from products shipped directly from the suppliers to Patrick customers in 2025, 2024 and 2023, respectively. Typically, there is a two to four-week period between Patrick receiving a purchase order and the delivery of products to its warehouses or customers and, as a result, the Company has no material backlog of orders. However, this timing can fluctuate depending on overall market factors and end market we serve. In periods of declining market conditions, customer order rates can decline, resulting in less efficient logistics planning and fulfillment and thus increasing delivery costs due to increased numbers of shipments with fewer products in each shipment.
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
We believe that, as of December 31, 2025, the Company’s inventory levels are appropriately balanced with expected OEM production, and we will continue to manage inventory based on anticipated customer needs. Additionally, the Company continually explores alternative sources of raw materials and components, both domestically and from outside the U.S. Alternate sources of supply are available for all of its material purchases.
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
Select raw materials and components are subject to tariffs and other import duties. Changes in U.S. trade policy, including the imposition or expansion of tariffs and potential retaliatory measures, could increase our input costs; however, the Company has implemented measures designed to mitigate such impacts. We are also subject to governmental regulations relating to importation activities, including enforcement actions by U.S. Customs and Border Protection (“CBP”), such as withhold release orders.
The Company also produces and provides products for manufactured homes that must comply with performance and construction regulations promulgated by the U.S. Department of Housing and Urban Development.
For additional information on the Company's efforts for sustainability and environmental quality, please see our 2025 Responsibility & Sustainability Report under "ESG" on the "Investors" section of our website. Information on our website is not incorporated in this Annual Report on Form 10-K.
Seasonality
Manufacturing operations in the RV, marine, powersports and MH industries historically have been seasonal and at their highest levels when the weather is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second quarter and lowest in the fourth quarter. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers in the August-September timeframe, marine dealer open houses held in the fall and boat shows in the December-February timeframe, resulting in dealers delaying certain restocking purchases until new product lines are introduced at these shows. In addition, recent seasonal industry trends have been, and future trends may be, different than in prior years due to volatile economic conditions, interest rates, access to financing, cost of fuel, national and regional economic conditions and consumer confidence on retail sales of RVs, powersports and marine units and other products for which the Company sells its components, as well as fluctuations in RV, powersports and marine dealer inventories, increased volatility in demand from RV, marine and powersports dealers, the timing of dealer orders, and from time to time, the impact of severe weather conditions on the timing of industry-wide wholesale shipments.
Human Capital Management
Our people are the heart of our business, and we allocate substantial resources to foster the well-being, success and growth of our team members in an inclusive and diverse environment which we believe is fundamental to our values and our service to our customers. As of December 31, 2025, our team members totaled approximately 10,000, of which 80% are hourly team members who serve our customers by producing and distributing products in our RV, marine, powersports, MH and industrial end markets, and 20% who are salaried employees who manage the resources, capital allocations, business decisions, and customer relationships of our end markets.
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
•Community involvement initiatives, such as our participation in Boys & Girls Clubs of America and Care Camps, which provides our team members opportunities to give back to the communities in which we do business.
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
For additional information on the Company's human capital management, please see our 2025 Responsibility & Sustainability Report under "ESG" on the "Investors" section of our website. Information on our website is not incorporated in this Annual Report on Form 10-K.
Executive Officers of the Company
The following table sets forth our executive officers as of January 1, 2026:

Officer	Position	Age
Andy L. Nemeth	Chairman and Chief Executive Officer	56
Jeffrey M. Rodino	President	55
Charles R. Roeder	President - RV	44
Hugo E. Gonzalez	President - Powersports and Housing and Executive Vice President - Operations and Chief Operating Officer	45
Jacob R. Petkovich	President - Marine	52
Andrew C. Roeder	Executive Vice President - Finance, Chief Financial Officer, and Treasurer	49
Matthew S. Filer	Senior Vice President - Finance and Chief Accounting Officer	53
Joel D. Duthie	Executive Vice President - Chief Legal Officer and Secretary	51
Stacey L. Amundson	Executive Vice President - Human Resources and Chief Human Resources Officer	59

Andy L. Nemeth, who was appointed as Chairman of the Board in May 2024, has been the Chief Executive Officer of the Company since January 2020 and served as President of the Company from January 2016 to July 2021. Mr. Nemeth was Executive Vice President of Finance and Chief Financial Officer from May 2004 to December 2015, and Secretary-Treasurer from 2002 to 2015. Prior to that, Mr. Nemeth was Vice President of Finance and Chief Financial Officer from 2003 to 2004. Mr. Nemeth has over 34 years of RV, marine, manufactured housing and industrial experience in various financial and managerial capacities. Director since 2006.
Jeffrey M. Rodino was named President of the Company in October 2025 after serving as President – RV from January 2024 to September 2025. Prior to serving as Patrick’s President – RV, Mr. Rodino was President of the Company from July 2021 to January 2024. Mr. Rodino served as Chief Sales Officer of the Company from September 2016 to July 2021. Prior to that, he was the Executive Vice President of Sales from December 2011 to July 2021, Chief Operating Officer of the Company from March 2013 to September 2016, and Vice President of Sales for the Midwest from August 2009 to December 2011. Mr. Rodino has over 32 years of experience in serving the RV, marine, manufactured housing and industrial markets.
Charles R. Roeder was named President – RV in October 2025 after serving as the Executive Vice President of Sales and Chief Sales Officer from January 2024 to October 2025. Prior to that, Mr. Roeder served as Senior Vice President of RV Operations since 2020. Mr. Roeder was Group Vice President of Operations of the Company’s Metals group in 2019. He joined the Company as a Business Unit Director upon Patrick’s acquisition of Indiana Transport in 2017. Mr. Roeder has 20 years of experience in the RV industry and co-founded Indiana Transport in December 2009.
Hugo E. Gonzalez was appointed President – Powersports and Housing in December 2025, Executive Vice President – Operations in January 2024 and Chief Operating Officer in May 2024. Prior to that, Mr. Gonzalez served as Senior Vice President of RV Operations for the Company from July 2021 to January 2024, Group Vice President of Operations from February 2020 to June 2021, and Business Unit Director from February 2017 to January 2020. He joined the Company in 2007 and has over 19 years of experience serving the RV, manufactured housing, and marine markets.
Jacob R. Petkovich was named President – Marine in May 2025. Mr. Petkovich served as Executive Vice President of Finance, Chief Financial Officer, Treasurer and Principal Accounting Officer of the Company from November 2020 to May 2023. From May 2023 to May 2025, Mr. Petkovich served as Chief Financial Officer of Indicor, LLP. Prior to joining Patrick, Mr. Petkovich served as Managing Director in the Leveraged Finance Group of Wells Fargo Securities and predecessor Wachovia Securities from 2004 to 2020, serving in various senior leadership roles. Mr. Petkovich has over 30 years of leadership experience, including Patrick, investment banking, and as an Airborne Ranger Infantry Officer in the United States Army.
Andrew C. Roeder was appointed Executive Vice President – Finance, Chief Financial Officer and Treasurer of the Company in March 2024. Prior to joining Patrick, Mr. Roeder served as Chief Financial Officer of the Marine segment of Polaris, Inc. from 2018 to 2024. Prior to his role at Polaris, Inc. he was the CFO of Bennington Marine from 2016 to 2018, and the Director of Financial Planning & Analysis for Bennington from 2014 to 2015. Mr. Roeder has over 11 years of experience serving the marine industry in various leadership capacities. On January 5, 2026, the Company announced that Mr. Roeder notified the Company of his decision to resign from the Company as an officer and employee effective February 20, 2026, to pursue interests outside the Company.
Matthew S. Filer joined the Company as Senior Vice President of Finance in November 2022 and was elected Chief Accounting Officer in May 2024. Mr. Filer served as Interim Executive Vice President – Finance, Chief Financial Officer and Treasurer from May 2023 to March 2024. Prior to his role at Patrick, Mr. Filer was with Caterpillar Inc. from 2007 to 2021, serving in a series of progressive global leadership roles which culminated in his appointment as Chief Financial Officer for divisions within Caterpillar’s Resource Industries segment. With over 30 years of experience with prior organizations that include Honeywell and Raytheon, Mr. Filer has extensive industry knowledge across multiple disciplines such as rail, mining, industrial, and defense. In alignment with the Company’s executive succession plan, Mr. Filer has been appointed to serve as the Company’s Executive Vice President of Finance, Chief Financial Officer and Treasurer effective February 20, 2026, upon Andrew C. Roeder’s resignation from the Company.
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

Stacey L. Amundson was appointed Executive Vice President and Chief Human Resources Officer in May 2022. Prior to joining Patrick in February 2022, Ms. Amundson served in a temporary capacity with Kerry Foods with a focus on providing HR leadership in the transformation of its North America operations model. Prior to this role, Ms. Amundson was with Spectrum Brands, Inc. from 2005 to 2018, holding a series of key human resources leadership roles, including Senior Vice President, Human Resources (CHRO) from 2010 to 2018. With over 30 years of experience in multiple industries, Ms. Amundson has led the human resource function with specialties in talent management, executive compensation, M&A, integrations, shared services, and large-scale organizational transformations.
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
Two customers in the RV market accounted for a combined 28% of our consolidated net sales in 2025. The loss of either of these customers could have a material adverse impact on our operating results and financial condition. We do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.
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
In 2025 and 2024, the Company's net sales to the RV industry were approximately 45% and 44%, respectively, of consolidated net sales. While the Company measures its RV market sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions and consumer confidence. Declines in RV unit shipment levels or reductions in industry growth could materially reduce the Company’s revenue from the RV industry and have a material adverse impact on its operating results in 2026 and other future periods.
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
We are currently experiencing inflationary pressures on our operating costs. The prices of key raw materials, consisting primarily of lauan, gypsum, fiberglass, particleboard, aluminum, softwoods and hardwoods lumber, resin, and petroleum-based products, are influenced by supply and demand and other factors specific to these commodities as well as general inflationary pressures, including those driven by supply chain and logistical disruptions. Pricing and availability of finished goods, raw materials, energy, transportation and other necessary supplies and services for use in the Company’s businesses can be volatile due to numerous factors beyond its control, including general, domestic and international economic conditions, natural disasters, labor costs, production levels, competition, consumer demand, import duties and tariffs, currency exchange rates, international treaties, and changes in laws, regulations, and related interpretations. Evolving trade policies could continue to make sourcing products from foreign countries difficult and costly, as the Company sources a significant amount of its products from outside of the United States including from China, Mexico, Canada, Indonesia, Malaysia and Vietnam which may be subject to additional tariffs imposed by the current U.S. administration.
In addition, prices of certain raw materials have historically been volatile and continued to fluctuate in 2025. During periods of volatile raw materials, energy and transportation costs, we have generally been able to pass both cost increases and decreases to our customers in the form of price adjustments, however, there can be no assurance future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw materials, energy and transportation costs increases or decreases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases. As a result, fluctuations in raw materials, energy and transportation costs could have a material adverse effect on the Company’s business, results of operations and financial condition.
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
We purchase a material portion of our raw materials and other supplies from suppliers located in Indonesia, China, Vietnam, Malaysia, Mexico and Canada. As a result, our ability to obtain raw materials and supplies on favorable terms and in a timely fashion are subject to a variety of risks, including fluctuations in foreign currencies, changes in the economic strength of the foreign countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, compliance burdens associated with a wide variety of international and U.S. import laws, and social, political, and economic instability. Our business with our international suppliers could be adversely affected by restrictions on travel to and from any of the countries in which we do business due to a health epidemic, pandemic outbreak, or other event. Additional risks associated with our foreign business include restrictive trade policies, imposition of duties, taxes, or government royalties by foreign governments, imposition of tariffs by the United States on products we import from certain countries, and compliance with the Foreign Corrupt Practices Act and local anti-bribery laws. Any measures, or proposals to implement such measures, could negatively impact our relations with our international suppliers and the volume of shipments to the U.S. from these countries, which could have a materially adverse effect on our business and operating results. We maintain limited operations in Mexico, China and Canada but are nevertheless exposed to risks of operating in those countries associated with: (i) the difficulties and costs of complying with a wide variety of complex laws, treaties and regulations; (ii) unexpected changes in political or regulatory environments; (iii) earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls, or other restrictions; (iv) political, economic, and social instability; (v) import and export restrictions and other trade barriers; (vi) responding to disruptions in existing trade agreements or increased trade tensions between countries or political or economic unions; (vii) maintaining overseas subsidiaries and managing international operations; and (viii) fluctuations in foreign currency exchange rates.
Our business is subject to risks associated with importing products, and the imposition of additional duties, tariffs or trade restrictions could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
There are risks inherent to importing our products. Virtually all of our imported products are subject to duties which may impact the cost of such products. In addition, countries to which we ship our products may impose safeguard quotas to limit the quantity of products that may be imported. We rely on free trade agreements and other supply chain initiatives in order to maximize efficiencies relating to product importation. The United States has imposed tariffs and export controls on certain goods and products imported from China, Vietnam, Indonesia, Malaysia, Mexico, Canada and certain other countries, such as plywood, which has resulted in retaliatory tariffs by China and other countries and additional tariffs may be imposed by the current U.S. administration on products imported from China, Vietnam, Indonesia, Malaysia, Mexico and Canada. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that we may not be able to offset or that may otherwise adversely impact our results of operations. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection ("CBP") withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the U.S. or other countries, the cost of our products could increase which could adversely affect our business.

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
Approximately 71% of our total assets as of December 31, 2025, were comprised of goodwill, intangible assets, operating lease right-of-use assets and property, plant and equipment. Under generally accepted accounting principles, each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable. The events or changes that could require us to test these assets for impairment include changes in our estimated future cash flows, changes in rates of growth in our industry or in any of our businesses and decreases in our stock price and market capitalization.
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
As of December 31, 2025, we had $1.30 billion of total long-term debt, including current maturities and exclusive of deferred financing costs and debt discount, outstanding under our 2024 Credit Facility, 4.75% Senior Notes, 6.375% Senior Notes and 1.75% Convertible Notes (all as defined in Note 7 "Debt" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K).
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
We depend on our cash balances, our cash flows from operations, our 2024 Credit Facility and other financing vehicles to finance our operating requirements, capital expenditures and other needs. If a material economic recession occurred, production of RVs, powersports, marine units and manufactured homes could decline materially, resulting in reduced demand for our products. A decline in our operating results could negatively impact our liquidity. If our cash balances, cash flows from operations, and availability under our 2024 Credit Facility are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations.
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
In the event the conditional conversion feature of the 1.75% Convertible Senior Notes due 2028 (the "1.75% Convertible Notes") is triggered, holders of the 1.75% Convertible Notes will be entitled to convert the 1.75% Convertible Notes at any time during specified periods at their option. This conditional conversion feature is triggered for a given calendar quarter if the last reported price of our common stock is more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Because this condition was satisfied during the calendar quarter ended December 31, 2025, the conditional conversion feature was triggered as of December 31, 2025 and the 1.75% Convertible Notes are convertible, in whole or in part, at the option of the holders from January 1, 2026 to March 31, 2026. The 1.75% Convertible Notes were also convertible in each calendar quarter beginning with the quarter ended December 31, 2024 based on satisfying this condition in the prior calendar quarter. Whether the 1.75% Convertible Notes will be convertible in subsequent periods will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their 1.75% Convertible Notes, we would be required to settle our conversion obligation equal to the aggregate principal amount of such converted notes through the payment of cash, which could adversely affect our liquidity. See Notes 7 "Debt" and 9 "Derivative Financial Instruments" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional details.

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
ITEM 2.    PROPERTIES
Patrick believes the facilities occupied as of December 31, 2025, are adequate for the purposes for which they are currently being used and are well-maintained. The Company may, as part of its strategic operating plan, further consolidate and/or close certain owned facilities and may not renew leases on property with near-term lease expirations. Use of our manufacturing and distribution facilities may vary with seasonal, economic, and other business conditions. Our primary corporate office is located in Elkhart, Indiana.
In 2025, the Company operated in 25 states in the U.S., Mexico, China and Canada. As of December 31, 2025, the Company leased approximately 11.2 million square feet of manufacturing, distribution and corporate facilities and owned approximately 3.0 million square feet, as listed below.

	Leased		Owned
Purpose / Nature:	# of Properties	Square Footage	# of Properties	Square Footage
Manufacturing	154	8,927,000	37	2,399,000
Distribution	44	1,620,000	6	433,000
Manufacturing & Distribution (shared space)	3	536,000	1	94,000
Corporate & Other	21	104,000	8	45,000
Total	222	11,187,000	52	2,971,000
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

Holders of Common Stock
As of February 13, 2026, there were approximately 260 shareholders of record. A number of shares are held in broker and nominee names on behalf of beneficial owners.
Dividends
In December 2019, the Company's Board of Directors (the "Board") adopted a dividend policy under which it plans to declare regular quarterly cash dividends. The Company paid cash dividends of $1.67 and $1.50 per share, or $55.3 million and $50.2 million in the aggregate, in 2025 and 2024, respectively. Any future determination to pay cash dividends will be made by the Board in light of the Company’s earnings, financial position, capital requirements, and restrictions under the Company’s 2024 Credit Agreement, and such other factors as the Board deems relevant.
Purchases of Equity Securities by the Issuer
Issuer Purchases of Equity Securities for the three months ended December 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 29 - October 26, 2025	—	$—	—	$168,031,000
October 27 - November 30, 2025	1,270	$104.94	—	$168,031,000
December 1 - December 31, 2025	16,822	$111.85	—	$168,031,000
Total	18,092		—
(1)Amount reflects shares of common stock purchased by the Company in aggregate in November and December 2025 for the sole purpose of satisfying minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
(2)See Note 12 "Stock Repurchase Programs" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional information about the Company's stock repurchase program.

Stock Performance Graph
The following graph compares the cumulative 5-year total return to shareholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of companies, which includes Brunswick Corporation, Cavco Industries, Inc., LCI Industries, Malibu Boats, Inc., Polaris Inc., Thor Industries, Inc., Winnebago Industries, Inc., and Wabash National Corporation. This graph assumes an initial investment of $100 (with reinvestment of all dividends) was made in our common stock, in the index and in the peer group on December 31, 2020, and its relative performance is tracked through December 31, 2025.

Comparison of 5-Year Cumulative Total Return*

$300
$250
$200
$150
$100
$50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
PATK
Peer Group
Russell 2000

Company / Index	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Patrick Industries, Inc.	$100.00	$119.72	$92.10	$156.21	$197.59	$262.21
Peer Group	$100.00	$125.29	$97.07	$126.32	$98.67	$111.64
Russell 2000	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40
*The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6.    RESERVED
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Report. In addition, this MD&A contains certain statements relating to future results that are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on page 3 of this Report and Part I, Item 1A. "Risk Factors" for a discussion of risks and uncertainties. Patrick’s results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 along with components of change compared to the prior year that have been omitted under this item can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025.

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
The RV industry is our primary market and comprised 45% and 44% of the Company’s consolidated net sales for the years ended December 31, 2025 and 2024, respectively. Net sales to the RV industry increased 9% for the year ended December 31, 2025 compared to 2024. Following a dealer inventory restocking in the first half of 2024, OEMs reduced production levels slightly in the second half of the year as dealers actively managed inventory levels as retail demand softened. In 2025, dealer inventory dynamics continued to normalize, with inventory reductions moderating as dealer inventory levels moved closer to targeted levels.
According to the RV Industry Association (“RVIA”), RV industry wholesale unit shipments totaled approximately 342,200 units in 2025, an increase of 3% compared to approximately 333,700 units in 2024. According to Company estimates based on data from Statistical Surveys, Inc. ("SSI"), RV industry retail unit sales totaled approximately 348,700 units in 2025, a decrease of 2% compared to approximately 354,400 units in 2024.
Marine Industry
The Company’s sales to the marine industry are primarily focused on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum fishing, pontoon and ski & wake.
Net sales to the marine industry comprised approximately 15% of the Company's consolidated net sales for each of the years ended December 31, 2025 and 2024. Net sales to the marine industry in the year ended December 31, 2025 increased 6% compared to 2024.
Our marine revenue is generally correlated to marine wholesale powerboat unit shipments. According to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"), wholesale powerboat unit shipments totaled approximately 140,100 units in 2025, a decrease of 4% compared to 146,000 units in 2024. According to SSI, we estimate marine retail powerboat shipments totaled approximately 152,300 units in 2025, a decrease of 8% compared to approximately 165,200 units in 2024.
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
Net sales to the powersports industry comprised approximately 10% of the Company's consolidated net sales for each of the years ended December 31, 2025 and 2024. Net sales to the powersports industry increased 9% during the year ended December 31, 2025 compared to 2024.

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
Net sales to the MH industry comprised approximately 17% and 18% of the Company's consolidated net sales for the years ended December 31, 2025 and 2024, respectively. Net sales to the MH industry decreased less than 1% during the year ended December 31, 2025 compared to 2024. MH sales are generally correlated to MH industry wholesale unit shipments. Based on industry data from the Manufactured Housing Institute, MH industry wholesale unit shipments totaled 102,700 units in 2025, a decrease of 1% compared to approximately 103,300 units in 2024.
Industrial Market
The industrial market is comprised primarily of U.S. residential housing market and non-housing market categories and includes kitchen cabinet, countertop, hospitality, retail and commercial fixtures, and office and household furniture markets and regional distributors.
Net sales to the industrial market comprised approximately 13% of the Company's consolidated net sales in both years ended December 31, 2025 and 2024. Net sales to the industrial market increased 4% during the year ended December 31, 2025 compared to 2024. Overall, our revenues in these markets are focused on residential and multifamily housing, hospitality, high-rise housing and office, commercial construction, institutional furniture markets and other non-housing categories.
During the year ended December 31, 2025, combined new housing starts decreased 2% compared to 2024, reflecting a decrease in single-family housing starts of 7%, partially offset by an increase in multifamily housing starts of 12%. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.
CONSOLIDATED OPERATING RESULTS
The following table sets forth the percentage relationship to net sales of certain items on the Company’s consolidated statements of income for the years ended December 31, 2025 and 2024.

	Year Ended December 31,				$ Change	% Change
($ in thousands)	2025		2024
Net sales	$3,950,773	100.0%	$3,715,683	100.0%	$235,090	6%
Cost of goods sold	3,037,913	76.9%	2,879,793	77.5%	158,120	5%
Gross profit	912,860	23.1%	835,890	22.5%	76,970	9%
Warehouse and delivery expenses	177,969	4.5%	155,821	4.2%	22,148	14%
Selling, general and administrative expenses	361,588	9.2%	325,754	8.8%	35,834	11%
Amortization of intangible assets	97,314	2.5%	96,275	2.6%	1,039	1%
Operating income	275,989	7.0%	258,040	6.9%	17,949	7%
Interest expense, net	74,507	1.9%	79,470	2.1%	(4,963)	(6)%
Other expenses	24,420	0.6%	—	—%	24,420	N/A
Income taxes	42,006	1.1%	40,169	1.1%	1,837	5%
Net income	$135,056	3.4%	$138,401	3.7%	$(3,345)	(2)%

Year Ended December 31, 2025 Compared to 2024
Net Sales. Net sales in 2025 increased approximately $235.1 million, or 6%, to $3.95 billion compared to $3.72 billion in 2024. Net sales in 2025 increased due to increased sales to the RV, marine, powersports and industrial markets, partially offset by decreased sales to the MH market. Sales to the RV market increased $150.9 million, or 9%, to $1.78 billion in 2025 compared to $1.63 billion in 2024, primarily due to industry volume growth and the Company’s acquisition of ICON Direct LLC, doing business as RecPro (“RecPro”) in the third quarter of 2024. Sales to the marine market increased $35.7 million, or 6%, to $606.4 million in 2025 compared to $570.7 million in 2024, primarily attributable to acquisitions completed in 2025, partially offset by a decrease in estimated powerboat wholesale unit shipments of 4% compared to 2024. The Company's sales to the powersports market increased $31.9 million, or 9%, in 2025 compared to 2024, primarily attributable to the continued growth of Patrick's attachment rates on premium utility vehicles and a recovery in utility vehicle wholesale unit shipments. Sales to the industrial market increased $17.2 million, or 4%, in 2025 compared to 2024, primarily attributable to market share gains and product mix shifts by certain customers. Sales to the MH market decreased $0.6 million, or less than 1%, to $681.5 million in 2025 compared to $682.1 million in 2024, due to a decrease in MH industry wholesale unit shipments of 1% compared to 2024.
In 2025 and 2024, net sales attributable to acquisitions completed in each of those years was $44.0 million and $295.7 million, respectively.
Cost of Goods Sold. Cost of goods sold increased $158.1 million, or 5%, to $3.04 billion in 2025 compared to $2.88 billion in 2024. As a percentage of net sales, cost of goods sold decreased 60 basis points during 2025 to 76.9% compared to 77.5% in 2024.
Cost of goods sold as a percentage of net sales decreased in 2025 compared to 2024 primarily as a result of continued cost reduction and automation initiatives we deployed throughout 2024 and into 2025 that had a positive impact on labor and overhead costs. The decrease in cost of goods sold as a percentage of net sales in 2025 reflects a 50 basis point decrease in labor and 20 basis point decrease in overhead as a percentage of net sales, partially offset by a 10 basis point increase in material as a percentage of net sales. In general, the Company's cost of goods sold percentage can be impacted from period-to-period by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in production.
Gross Profit. Gross profit increased $77.0 million or 9%, to $912.9 million in 2025 compared to $835.9 million in 2024. As a percentage of net sales, gross profit increased 60 basis points to 23.1% in 2025 compared to 22.5% in 2024. The increase in gross profit as a percentage of net sales in 2025 compared to 2024 reflects the impact of the factors discussed above under “Cost of Goods Sold”.
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
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $22.1 million, or 14%, to $178.0 million in 2025 compared to $155.8 million in 2024. As a percentage of net sales, warehouse and delivery expenses increased 30 basis points to 4.5% in 2025 compared to 4.2% in 2024.
The increase in warehouse and delivery expenses in 2025 compared to 2024 is primarily attributable to the increase in sales, and the increase as a percentage of net sales is primarily related to higher freight costs.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $35.8 million, or 11%, to $361.6 million in 2025 compared to $325.8 million in 2024. As a percentage of net sales, SG&A expenses increased 40 basis points to 9.2% in 2025 compared to 8.8% in 2024.
The increase in SG&A expenses in 2025 compared to 2024 is primarily due to the cost profile of certain 2024 acquisitions, increased wages, incentive compensation, selling expenses, technology expenses, and loss on sales of assets, partially offset by decreased professional fees.
The increase in SG&A expenses as a percentage of net sales in 2025 compared to 2024 is primarily due to increased incentive compensation, selling expenses, technology expenses, and loss on sales of assets, partially offset by decreased professional fees.

Amortization of Intangible Assets. Amortization of intangible assets increased $1.0 million, or 1%, in 2025 compared to 2024. The increase in 2025 compared to 2024 primarily reflects the impact of the RecPro acquisition as well as other acquisitions completed in 2025 and 2024.
Operating Income. Operating income increased $17.9 million, or 7%, to $276.0 million in 2025 compared to $258.0 million in 2024. Operating income as a percentage of net sales increased 10 basis points to 7.0% in 2025 compared to 6.9% in 2024.
Operating income in 2025 and 2024 included $1.3 million and $47.2 million, respectively, from the businesses acquired in each respective year. The increase in operating income and operating income as a percentage of net sales is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense, net, decreased $5.0 million, or 6%, to $74.5 million in 2025 compared to $79.5 million in 2024. The decrease primarily reflects a lower average interest rate on our outstanding debt compared to the prior year period.
Other Expenses. Other expenses were $24.4 million in 2025 compared to zero in the prior year period, reflecting expenses related to a legal settlement.
Income Taxes. Income tax expense increased $1.8 million, or 5%, to $42.0 million in 2025 compared to $40.2 million in 2024. This increase primarily reflects an increase in the effective tax rate to 23.7% in 2025 compared to 22.5% in 2024, partially offset by a decrease in income before taxes of $1.5 million. The increase in the effective tax rate in 2025 compared to 2024 is primarily related to decreased excess tax benefits on share-based compensation.
BUSINESS SEGMENTS
The Company's reportable segments, manufacturing and distribution, are based on its method of internal reporting. The Company regularly evaluates the performance of the manufacturing and distribution segments and allocates resources to them based on a variety of indicators including net sales, gross profit and operating income. The Company does not measure profitability at the end market (RV, marine, powersports, MH and industrial) level. See Note 17 "Segment Information" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional details.
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

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2025	2024
Sales
Manufacturing	$2,958,970	$2,756,547	$202,423	7%
Distribution	$1,014,320	$980,127	$34,193	3%
Gross Profit
Manufacturing	$656,200	$612,552	$43,648	7%
Distribution	$251,431	$224,855	$26,576	12%
Operating Income
Manufacturing	$358,036	$340,961	$17,075	5%
Distribution	$103,005	$104,715	$(1,710)	(2)%

Year Ended December 31, 2025 Compared to 2024
Manufacturing
Sales. Manufacturing segment sales increased $202.4 million, or 7%, to $2.96 billion in 2025 compared to $2.76 billion in 2024. The manufacturing segment accounted for approximately 74% of the Company’s consolidated sales for each of the years ended December 31, 2025 and 2024.
Manufacturing segment sales in 2025 compared to 2024 increased due to increased sales to the RV, marine, powersports and industrial markets, partially offset by decreased sales to the MH market. Sales to the RV market increased $125.0 million, or 11%, compared to 2024, due to an increase in estimated wholesale units of 3% compared to 2024. Sales to the marine market increased $36.0 million, or 7%, compared to 2024, primarily attributable to acquisitions completed in 2025. Sales to the powersports market increased $28.8 million, or 9%, in 2025 compared to 2024, primarily attributable to the continued growth of Patrick's attachment rates on premium utility vehicles and a recovery in utility vehicle wholesale unit shipments. Sales to the industrial market increased $13.5 million, or 3%, compared to 2024, primarily due to market share gains and product mix shifts of certain customers. Sales to the MH market decreased $1.8 million, or 1%, compared to 2024.
For 2025 and 2024, manufacturing segment sales attributable to acquisitions completed in each of those years were $44.0 million and $275.4 million, respectively.
Gross Profit. Manufacturing segment gross profit increased $43.6 million, or 7%, to $656.2 million in 2025 compared to $612.6 million in 2024. As a percentage of sales, gross profit was 22.2% in both 2025 and 2024. The increase in manufacturing gross profit is attributable to increased sales.
Operating Income. Manufacturing segment operating income increased $17.1 million, or 5%, to $358.0 million in 2025 compared to $341.0 million in 2024. As a percentage of sales, operating income decreased 30 basis points to 12.1% in 2025 compared to 12.4% in 2024. The increase in operating income is attributable to increased sales. The decrease to operating income as a percentage of sales is primarily related to an increase in selling, general and administrative expenses as a percentage of sales.
Manufacturing segment operating income in 2025 attributable to acquisitions completed during the year was approximately $1.3 million compared to manufacturing segment operating income of $46.5 million in 2024 attributable to acquisitions completed during that year.
Distribution
Sales. Distribution segment sales increased $34.2 million, or 3%, to $1.01 billion in 2025 compared to $980.1 million in 2024. The distribution segment accounted for approximately 26% of the Company’s consolidated net sales for each of the years ended December 31, 2025 and 2024.
Distribution segment sales in 2025 compared to 2024 increased due to increased sales to the RV, industrial, powersports and MH markets, partially offset by decreased sales to the marine market. Sales to the RV market increased $25.9 million, or 5%, compared to 2024, primarily attributable to the Company’s acquisition of RecPro in the third quarter of 2024. Sales to the industrial market increased $3.7 million, or 10%, compared to 2024, primarily due to market share gains and product mix shifts by certain customers. Sales to the powersports market increased $3.1 million, or 23%, compared to 2024, primarily attributable to the continued growth of Patrick's attachment rates on premium utility vehicles and a recovery in utility vehicle wholesale unit shipments. Sales to the MH market increased $1.2 million, or less than 1%, compared to 2024. Sales to the marine market decreased $0.3 million, or 1%, compared to 2024.
For 2024, distribution segment sales attributable to acquisitions completed in 2024 were $20.3 million.
Gross Profit. Distribution segment gross profit increased $26.6 million, or 12%, to $251.4 million in 2025 compared to $224.9 million in 2024. As a percentage of sales, gross profit increased 190 basis points to 24.8% in 2025 compared to 22.9% in 2024. The increase in manufacturing gross profit is attributable to increased sales. The increase to gross profit as a percentage of sales is attributable to decreased labor and material costs as a percentage of sales.

Operating Income. Distribution segment operating income decreased $1.7 million, or 2%, to $103.0 million in 2025 compared to $104.7 million in 2024. As a percentage of sales, operating income decreased 50 basis points to 10.2% in 2025 compared to 10.7% in 2024. The decrease in operating income and operating income as a percentage of sales is attributable to the items discussed above, as well as an increase in operating expenses and operating expenses as a percentage of sales.
Distribution segment operating income in 2024 attributable to acquisitions completed during the year was immaterial.
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
As of December 31, 2025, our liquidity consisted of cash and cash equivalents of $26.4 million and $791.5 million of availability under our 2024 Credit Facility. As of December 31, 2025, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its 2024 Credit Facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.
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
As of and for the reporting period ended December 31, 2025, the Company was in compliance with its financial covenants under the Company’s Fifth Amended and Restated Credit Agreement (the "2024 Credit Agreement"). The required maximum consolidated secured net leverage ratio and the required minimum consolidated interest coverage ratio, as such ratios are defined in the 2024 Credit Agreement, compared to the actual amounts as of December 31, 2025 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.34
Consolidated interest coverage ratio (12-month period)	3.00	6.63
In addition, as of December 31, 2025, the Company's consolidated total net leverage ratio (12-month period) was 2.62. While this ratio is not a covenant under the 2024 Credit Agreement, it is used in determining the applicable borrowing margin under the 2024 Credit Agreement.
Cash Flows
Operating Activities: Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities increased $2.6 million, or 1%, to $329.4 million in 2025 compared to $326.8 million in 2024. The increase in operating cash flows is primarily attributable to a $42.0 million increase in deferred income taxes, a $3.7 million increase in depreciation and amortization, a $2.4 million increase in loss on sale of assets, and a $2.3 million increase related to stock based compensation, partially offset by changes in operating assets and liabilities, net of business acquisitions, which represented a source of cash of $5.6 million in 2024 compared to a use of cash of $32.9 million in 2025 as well as a $3.3 million decrease in net income compared to 2024.

Investing Activities: Net cash used in investing activities decreased $306.4 million, to $206.5 million in 2025 compared to $512.8 million in 2024 primarily due to a decrease in cash used in business acquisitions, which were $121.7 million in 2025, compared to $411.7 million in 2024, and a $23.3 million decrease in other investing activities, partially offset by a $7.2 million increase in cash used for capital expenditures.
Financing Activities: Net cash flows used in financing activities was $130.1 million in 2025 compared to net cash flows provided by financing activities of $208.2 million in 2024. The change in financing cash flows primarily reflects proceeds from the issuance of $500 million of 6.375% Senior Notes in 2024, partially offset by the redemption of $300 million of 7.50% Senior Notes in 2024 and a $125.0 million decrease in financing cash flows related to the Revolver due 2029 compared to 2024.
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
Impairment reviews of goodwill are performed at the reporting unit level. The Company’s reporting units are defined as one level below our operating segments, Manufacturing and Distribution, which are the same as our reportable segments. In evaluating goodwill for impairment, either a qualitative or quantitative assessment is performed. The Company performed a quantitative assessment for all reporting units in 2025. When estimating reporting unit fair value with a quantitative assessment, the Company uses a combination of market and income-based methodologies. The market approach includes a comparison of the multiple of a reporting unit's carrying value to its earnings before interest, taxes, depreciation and amortization with the multiples of similar businesses or guideline companies whose securities are actively traded in the public markets. When calculating the present value of future cash flows under the income approach, the Company takes into consideration multiple variables, including forecasted sales volumes and operating income, current industry and economic conditions, and historical results. The income approach fair value estimate also includes estimates of long-term growth rates and discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and internally-developed forecasts.
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

Based on the results of the Company's analyses, the estimated fair value of each of the Company's reporting units and trademarks was determined to exceed the carrying value for each of the years ended December 31, 2025, 2024 and 2023 and so no impairments were recognized. Further, based on the results of the impairment analyses, none of the Company’s reporting units or trademarks were at risk of failing the impairment assessments discussed above that would have a material effect on the Company’s Consolidated Financial Statements for any period presented.
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
The acquisition method of accounting also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. No changes in the year ended December 31, 2025 to provisional fair value estimates of assets acquired and liabilities assumed in acquisitions were material. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop the acquisition date fair value estimates, we could record future impairment charges. In addition, we estimate the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired assets could be impaired.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations
As of December 31, 2025, our total debt obligations under our 2024 Credit Agreement were under Secured Overnight Financing Rate Data ("SOFR")-based interest rates. A 100 basis point increase in the underlying SOFR rates would result in additional annual interest cost of approximately $1.9 million, assuming average borrowings during 2025, including the Revolver due 2029 and Term Loan due 2029, subject to variable rates were equal to the amount of such borrowings outstanding as of December 31, 2025, or $192.2 million, excluding deferred financing costs related to the Revolver due 2029 and Term Loan due 2029.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included a review of the documentation of controls, an assessment of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. As permitted under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of the operations of businesses acquired in 2025, which are described in Note 3 "Acquisitions" of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. Businesses acquired in 2025 represented approximately 1% of consolidated net sales for the year ended December 31, 2025 and approximately 2% of consolidated total assets as of December 31, 2025. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2025.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited our internal control over financial reporting as of December 31, 2025, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm” included elsewhere in this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2025 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Company
The information required by this item with respect to directors is set forth in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A (the “2026 Proxy Statement”) under the captions “Election of Directors” and “Delinquent Section 16(a) Reports,” which information is hereby incorporated herein by reference.
Executive Officers of the Registrant
The information required by this item is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.
Audit Committee
Information on our Audit Committee is contained under the caption “Audit Committee” in the Company's 2026 Proxy Statement and is incorporated herein by reference.
Code of Ethics and Business Conduct
We have adopted a Code of Ethics and Business Conduct Policy applicable to all employees. Our Code of Ethics and Business Conduct Policy is available on the Company’s web site at www.patrickind.com under “Investors”. We intend to post on our web site any substantive amendments to, or waivers from, our Code of Ethics and Business Conduct Policy as well as our Corporate Governance Guidelines. We will provide shareholders with a copy of these policies without charge upon written request directed to the Company’s Corporate Secretary at the Company’s address.
Corporate Governance
Information on our corporate governance practices is contained under the caption “Corporate Governance Highlights” in the Company's 2026 Proxy Statement and incorporated herein by reference.
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
A copy of our Insider Trading Policy is incorporated by reference with this Annual Report on Form 10-K as Exhibit 19.1
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth in our 2026 Proxy Statement under the caption “Executive Compensation," "Compensation Committee Interlocks and Director Participation," and "Compensation Committee Report," and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in our 2026 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in our 2026 Proxy Statement under the captions “Related Party Transactions” and “Corporate Governance Highlights”, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth in our 2026 Proxy Statement under the heading “Independent Public Accountants,” and is incorporated herein by reference.

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

3.3**	Amendment to the Articles of Incorporation of Patrick Industries, Inc. dated February 2, 2026.

3.4	Amended and Restated By-laws of Patrick Industries, Inc. (filed as Exhibit 3.1 to the Company's Form 8-K filed on May 8, 2020 and incorporated herein by reference).

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

10.2*	Form of Employment Agreement with Executive Officers (filed as Exhibit 10.2 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

Exhibit Number	Exhibits

10.3**	Form of Executive Officer and Executive Vice President Time-Based Restricted Share and Performance Contingent Restricted Share Award Agreement.

10.4**	Form of Time-Based Restricted Share Award Agreement.

10.5**	Form of Time-Based Restricted Share and Performance Contingent Restricted Share Award Agreement.

10.6**	Form of Independent Director Restricted Share Award Agreement.

10.7**	Form of Stock Appreciation Rights Award Agreement.

10.8**	Form of Non-Qualified Stock Option Agreement.

10.9
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

Exhibit Number	Exhibits

10.21
Additional Issuer Warrant Transaction Confirmation, dated as of December 9, 2021, by and between Patrick Industries, Inc. and Wells Fargo Bank, National Association. (filed as Exhibit 10.12 to the Company's Form 8-K filed on December 13, 2021 and incorporated herein by reference)

10.22*	Employment Agreement with Executive Chairman of the Board of Directors. (filed as Exhibit 10.1 to the Company's Form 8-K filed on January 10, 2022 and incorporated herein by reference)

10.23*
Employment Agreement, dated March 5, 2024, by and between Patrick Industries, Inc. and Andrew C. Roeder (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 5, 2024 and incorporated herein by reference)

10.24**	Confidential Separation and Release Agreement with President of Powersports and Housing.

19.1*	Insider Trading Policy. (filed as Exhibit 19.1 to the Company’s Form 10-K filed on February 20, 2025 and incorporated herein by reference).

21**	Subsidiaries of the Registrant.

23.1**	Consent of Deloitte & Touche LLP.

31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32**	Certification pursuant to 18 U.S.C. Section 1350.

97*	Incentive Compensation Recovery Policy. (filed as Exhibit 97 to the Company’s Form 10-K filed on February 20, 2025 and incorporated herein by reference)
XBRL Exhibits.
Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Consolidated Statements of Cash Flows, and the related Notes to these financial statements in detail tagging format.
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

PATRICK INDUSTRIES, INC.

Date: February 19, 2026	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Chief Executive Officer
Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andy L. Nemeth	Chairman of the Board	February 19, 2026
Andy L. Nemeth	Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew C. Roeder	Executive Vice President - Finance,	February 19, 2026
Andrew C. Roeder	Chief Financial Officer, and Treasurer
(Principal Financial Officer)

/s/ Matthew S. Filer	Senior Vice President - Finance,	February 19, 2026
Matthew S. Filer	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Blake W. Augsburger	Director	February 19, 2026
Blake W. Augsburger

/s/ Natalie A. Brown	Director	February 19, 2026
Natalie A. Brown

/s/ Joseph M. Cerulli	Director	February 19, 2026
Joseph M. Cerulli

/s/ Todd M. Cleveland	Director	February 19, 2026
Todd M. Cleveland

/s/ John A. Forbes	Lead Independent Director	February 19, 2026
John A. Forbes

/s/ Michael A. Kitson	Director	February 19, 2026
Michael A. Kitson

/s/ Denis G. Suggs	Director	February 19, 2026
Denis G. Suggs

/s/ M. Scott Welch	Director	February 19, 2026
M. Scott Welch

PATRICK INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Patrick Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Patrick Industries, Inc. and subsidiaries (the "Company") as of December 31, 2025 and December 31, 2024, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
As described in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the operations of businesses acquired in 2025, which are described in Note 3, whose financial statements constitute approximately 1% of consolidated net sales for the year ended December 31, 2025 and approximately 2% of consolidated total assets as of December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at these businesses.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Reporting on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill–Fiberglass Reporting Unit–Refer to Notes 1 and 6 to the Financial Statements
Critical Audit Matter Description
Impairment reviews of goodwill are performed at the reporting unit level. When estimating reporting unit fair value, the Company uses a combination of market and income-based methodologies. The market approach includes a comparison of the multiple of a reporting unit's carrying value to its earnings before interest, taxes, depreciation and amortization with the multiples of similar businesses or guideline companies whose securities are actively traded in the public markets. When calculating the present value of future cash flows under the income approach, the Company takes into consideration multiple variables, including forecasted sales volumes and operating income, current industry and economic conditions, and historical results. The income approach fair value estimate also includes estimates of long-term growth rates and discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and internally-developed forecasts. Based on the results of the Company's analyses, the estimated fair value of the Fiberglass Reporting Unit was determined to exceed the carrying value for the year ended December 31, 2025 and so no impairment was recognized.
We identified the valuation of goodwill for the Fiberglass Reporting Unit as a critical audit matter due to the significant judgments made by management to estimate the fair value of the reporting unit and the difference between the fair value of the reporting unit and its carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s sales and gross profit growth rates and the selection of the discount rate used in the income approach fair value estimate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the sales and gross profit growth rates and discount rate used by management to estimate the fair value of the Fiberglass Reporting Unit included the following, among others:
•We tested the effectiveness of controls over management’s determination of the reporting unit’s fair value, including controls related to sales and gross profit growth rates and the discount rate.
•We evaluated the reasonableness of management’s sales and gross profit growth rates by comparing the forecasted amounts to (1) historical results, (2) internal communications to the Board of Directors, and (3) available external information concerning the Company, its end markets, and companies in its peer group.
•We evaluated management’s ability to accurately forecast sales and gross profit growth rates by comparing historical results to historical forecasts.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations and developing a range of independent estimates and comparing the range to the discount rate selected by management.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 19, 2026
We have served as the Company's auditor since 2019.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
($ in thousands, except per share data)	2025	2024	2023
Net sales	$3,950,773	$3,715,683	$3,468,045
Cost of goods sold	3,037,913	2,879,793	2,685,812
Gross profit	912,860	835,890	782,233

Operating expenses:
Warehouse and delivery	177,969	155,821	143,921
Selling, general and administrative	361,588	325,754	299,418
Amortization of intangible assets	97,314	96,275	78,694
Total operating expenses	636,871	577,850	522,033
Operating Income	275,989	258,040	260,200
Interest expense, net	74,507	79,470	68,942
Other expenses	24,420	—	—
Income before income taxes	177,062	178,570	191,258
Income taxes	42,006	40,169	48,361
Net income	$135,056	$138,401	$142,897

Basic earnings per common share	$4.16	$4.25	$4.43
Diluted earnings per common share	$3.90	$4.11	$4.33

Weighted average shares outstanding - Basic	32,488	32,568	32,278
Weighted average shares outstanding - Diluted	34,637	33,699	33,038
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net income	$135,056	$138,401	$142,897
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	50	(40)	(75)
Other	—	113	(229)
Total other comprehensive income (loss)	50	73	(304)
Comprehensive income	$135,106	$138,474	$142,593
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands)	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$26,432	$33,561
Trade and other receivables, net	185,405	178,206
Inventories	595,265	551,617
Prepaid expenses and other	66,020	59,233
Total current assets	873,122	822,617
Property, plant and equipment, net	408,502	384,903
Operating lease right-of-use-assets	199,087	200,697
Goodwill	840,101	797,236
Intangible assets, net	742,561	802,889
Other non-current assets	12,801	12,612
Total assets	$3,076,174	$3,020,954

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,250	$6,250
Current operating lease liabilities	54,956	53,697
Accounts payable	192,448	187,915
Accrued liabilities	94,412	105,753
Other current liabilities	424	—
Total current liabilities	348,490	353,615
Long-term debt, less current maturities, net	1,282,821	1,311,684
Long-term operating lease liabilities	148,889	151,026
Deferred tax liabilities, net	96,875	61,346
Other long-term liabilities	14,802	14,917
Total liabilities	1,891,877	1,892,588

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value; authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, no par value, 60,000,000 shares authorized 33,224,772 and 33,567,048 issued and outstanding as of December 31, 2025 and 2024, respectively	208,210	202,353
Accumulated other comprehensive loss	(876)	(926)
Retained earnings	976,963	926,939
Total shareholders' equity	1,184,297	1,128,366
Total liabilities and shareholders' equity	$3,076,174	$3,020,954
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$135,056	$138,401	$142,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,212	166,545	144,543
Amortization of deferred debt financing costs	3,268	3,270	3,239
Stock-based compensation expense	19,066	16,775	19,429
Deferred income taxes	35,529	(6,481)	(591)
Loss (gain) on sale of property, plant and equipment	2,143	(237)	585
Loss on extinguishment of debt	—	2,549	—
Other	(2,972)	376	(325)
Change in operating assets and liabilities, net of business acquisitions:
Trade and other receivables, net	1,808	10,847	8,923
Inventories	(24,959)	(1,863)	162,181
Prepaid expenses and other assets	(8,761)	(7,609)	(3,931)
Accounts payable, accrued liabilities and other	(976)	4,268	(68,278)
Net cash provided by operating activities	329,414	326,841	408,672
Cash flows from investing activities
Purchases of property, plant, and equipment	(82,921)	(75,682)	(58,987)
Proceeds from sale of property, plant, and equipment	2,755	2,411	1,362
Business acquisitions, net of cash acquired	(121,740)	(411,747)	(25,859)
Purchase of intangible assets and other investing activities	(4,580)	(27,831)	(3,061)
Net cash used in investing activities	(206,486)	(512,849)	(86,545)
Cash flows from financing activities
Term debt borrowings	—	125,000	—
Term debt repayments	(6,250)	(130,938)	(7,500)
Borrowing on revolver	744,426	1,320,385	488,440
Repayments on revolver	(769,426)	(1,220,385)	(568,728)
Repayment of convertible notes	—	—	(172,500)
Proceeds from senior notes offering	—	500,000	—
Repayment of senior notes	—	(300,000)	—
Cash dividends paid to shareholders	(55,274)	(50,187)	(42,140)
Stock repurchases under buyback program	(31,969)	(4,661)	(18,808)
Taxes paid for share-based payment arrangements	(10,932)	(17,334)	(12,132)
Payment of deferred financing costs	—	(9,212)	—
Payment of contingent consideration from business acquisitions	(48)	(4,652)	(1,460)
Proceeds from exercise of common stock options	—	21	1,413
Other financing activities	(584)	123	(150)
Net cash (used in) provided by financing activities	(130,057)	208,160	(333,565)
Net (decrease) increase in cash and cash equivalents	(7,129)	22,152	(11,438)
Cash and cash equivalents at beginning of year	33,561	11,409	22,847
Cash and cash equivalents at end of year	$26,432	$33,561	$11,409
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

($ in thousands)	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2023	$197,003	$(695)	$758,861	$955,169
Net income	—	—	142,897	142,897
Dividends declared	—	—	(42,327)	(42,327)
Other comprehensive loss, net of tax	—	(304)	—	(304)
Share repurchases under buyback program	(2,455)	—	(16,353)	(18,808)
Issuance of shares upon exercise of common stock options	1,413	—	—	1,413
Repurchase of shares for tax payments related to the vesting and exercise of share-based grants	(12,132)	—	—	(12,132)
Stock-based compensation expense	19,429	—	—	19,429
Balance at December 31, 2023	$203,258	$(999)	$843,078	$1,045,337
Net income	—	—	138,401	138,401
Dividends declared	—	—	(50,246)	(50,246)
Other comprehensive income, net of tax	—	73	—	73
Share repurchases under buyback program	(367)	—	(4,294)	(4,661)
Issuance of shares upon exercise of common stock options	21	—	—	21
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(17,334)	—	—	(17,334)
Stock-based compensation expense	16,775	—	—	16,775
Balance at December 31, 2024	$202,353	$(926)	$926,939	$1,128,366
Net income	—	—	135,056	135,056
Dividends declared	—	—	(55,340)	(55,340)
Other comprehensive income, net of tax	—	50	—	50
Stock repurchases under buyback program	(2,277)	—	(29,692)	(31,969)
Issuance of shares upon exercise of common stock options		—	—	—
Repurchase of shares for tax payments related to the vesting of share-based grants	(10,932)	—	—	(10,932)
Stock-based compensation expense	19,066	—	—	19,066
Balance at December 31, 2025	$208,210	$(876)	$976,963	$1,184,297
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Patrick Industries, Inc. (“Patrick” or the “Company”) operations consist of the manufacture and distribution of component products and materials for use primarily by the recreational vehicle (“RV”), marine, powersports, manufactured housing (“MH”) and industrial markets for customers throughout the United States and Canada. As of December 31, 2025, the Company maintained approximately 191 manufacturing plants and 50 distribution facilities located in 25 states with a small presence in Mexico, China and Canada. Patrick operates in two business segments: Manufacturing and Distribution.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates include the valuation of goodwill and indefinite-lived intangible assets, the allowance for credit losses, excess and obsolete inventories, the valuation of assets acquired and liabilities assumed in a business combination, the valuation of contingent consideration in a business combination, deferred tax asset valuation allowances, and certain accrued liabilities. Actual results could differ from the amounts reported.
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
Other Expenses
During the year ended December 31, 2025, the Company recognized a legal settlement expense of $24.4 million, related to a motor-vehicle accident that resulted in two fatalities, within "Other expenses" in the Company's consolidated statements of income.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents as of December 31, 2025 and 2024, respectively.
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

	As of December 31,
($ in thousands)	2025	2024
Trade receivables	$171,736	$149,146
Other receivables	16,509	32,768
Allowance for credit losses	(2,840)	(3,708)
Total	$185,405	$178,206
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
Prepaid Expenses and Other

	As of December 31,
($ in thousands)	2025	2024
Vendor rebates receivable	$10,819	$9,877
Prepaid expenses	25,932	31,543
Vendor and other deposits	15,080	14,503
Prepaid income taxes	14,189	3,310
Total	$66,020	$59,233

Property, Plant and Equipment
The costs of major improvements that materially extend the useful life of property are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is determined based on a straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized over the lesser of their useful lives or the related lease term. Finance lease right-of-use assets are amortized over the shorter of the useful lives of the asset or lease term, or over an estimated useful life of the asset when the lease includes a purchase option that the Company is reasonably certain to exercise. Finance lease amortization is recognized within depreciation expense in the consolidated statements of income.
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual impairment test based on their estimated fair value. The Company reviews goodwill and indefinite-lived intangible assets for impairment in the fourth quarter, or more frequently, if events or changes in circumstances indicate the assets might be impaired. The impairment test was performed on September 29, 2025.
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
If we determine that the estimated fair value of each reporting unit or indefinite-lived intangible asset exceeds its carrying amount, the reporting unit's goodwill or indefinite-lived intangible asset is not impaired. Our fourth quarter 2025 goodwill impairment test concluded that the fair values of each of our reporting units exceeded their carrying values. Our 2025 indefinite-lived intangibles test also concluded that the fair values of these intangibles exceeded their respective carrying values.
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

Major Customer Concentration
The Company had two major customers that accounted for the following consolidated net sales for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Percentage of total net sales:
Customer 1	14%	15%	15%
Customer 2	14%	14%	14%

The Company had two major customers that accounted for the following trade receivables as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Percentage of trade receivables, net:
Customer 1	5%	6%
Customer 2	8%	8%
Recently Issued Accounting Pronouncements
Adoption of New Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company adopted this ASU during the year ended December 31, 2025 and applied the requirements for the fiscal year ended December 31, 2025 on a prospective basis to all periods presented.
Accounting Standards Not Yet Adopted
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software". This update eliminates the previous stage-

based capitalization model for internal-use software projects and instead requires capitalization once management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The update permits an entity to apply the new guidance using a prospective transition approach, modified transition approach or a retrospective transition approach. This ASU is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2025-06 will have on the Company's consolidated financial statements.
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
2.    REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of all intercompany sales, is disaggregated by market type and by reportable segment as follows:

	Year Ended December 31, 2025
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$1,246,117	$529,971	$1,776,088
Marine	566,829	39,585	606,414
Powersports	367,727	16,404	384,131
Manufactured Housing	298,887	382,599	681,486
Industrial	463,204	39,450	502,654
Total	$2,942,764	$1,008,009	$3,950,773

	Year Ended December 31, 2024
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$1,121,128	$504,083	$1,625,211
Marine	530,828	39,896	570,724
Powersports	338,904	13,329	352,233
Manufactured Housing	300,689	381,401	682,090
Industrial	449,685	35,740	485,425
Total	$2,741,234	$974,449	$3,715,683

	Year Ended December 31, 2023
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$1,018,003	$485,339	$1,503,342
Marine	743,826	38,749	782,575
Powersports	109,362	12,592	121,954
Manufactured Housing	258,551	309,659	568,210
Industrial	457,041	34,923	491,964
Total	$2,586,783	$881,262	$3,468,045
3.    ACQUISITIONS
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
During the years ended December 31, 2025, 2024 and 2023, the Company completed the acquisitions described below that qualify as business combinations. The acquisitions were funded through cash on hand or borrowings under the Company’s credit facility in existence at the time of acquisition. For each of the acquisitions discussed, we either acquired the assets and assumed the liabilities of the business, or acquired 100% of the equity interests. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one-year measurement period. For those acquisitions where the purchase price allocation is provisional, which includes certain acquisitions completed in 2025, the Company is still in the process of finalizing the fair values of acquired intangible assets and fixed assets.
For the years ended December 31, 2025, 2024 and 2023, revenue of approximately $44.0 million, $295.7 million and $17.7 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such respective year.
For the years ended December 31, 2025, 2024 and 2023, operating income of approximately $1.3 million, $47.2 million and $1.0 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such respective year.
Acquisition-related costs associated with the businesses acquired in 2024 were $5.0 million. Acquisition-related costs associated with the businesses acquired in 2025 and 2023 were immaterial in each respective year.

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
The following table provides a reconciliation of the beginning and ending aggregate fair values of the contingent consideration:

	Year Ended December 31,
($ in thousands)	2025	2024
Balance at January 1	$3,608	$8,510
Additions	3,200	2,030
Fair value adjustments	(4,298)	(1,900)
Settlements	(65)	(5,032)
Balance at December 31	$2,445	$3,608
The following table shows the balance sheet location of the fair value of contingent consideration and the maximum amount of contingent consideration payments the Company may be subject to:

	As of December 31,
($ in thousands)	2025	2024
Accrued liabilities	$1,383	$1,665
Other long-term liabilities	1,062	1,943
Total fair value of contingent consideration	$2,445	$3,608
Maximum amount of contingent consideration	$9,343	$8,618
2025 Acquisitions
The Company completed five acquisitions in the year ended December 31, 2025 (collectively, the "2025 Acquisitions"). Total cash consideration for the 2025 Acquisitions was approximately $117.4 million, plus a working capital holdback and contingent consideration over a two-year period based on future performance in connection with three acquisitions. As the Company finalizes the fair value of the acquired assets and assumed liabilities, additional purchase price adjustments may be recorded during the measurement period. Changes to preliminary purchase accounting estimates recorded during the year ended December 31, 2025 related to the 2025 Acquisitions were immaterial.
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

Inclusive of five acquisitions not discussed above, total cash consideration for the 2024 Acquisitions was approximately $416.1 million, plus working capital holdbacks and contingent consideration over a three-year period based on future performance in connection with certain acquisitions. Purchase price allocations and all valuation activities in connection with the 2024 Acquisitions have been finalized. Changes to preliminary purchase accounting estimates recorded during the year ended December 31, 2025 related to the 2024 Acquisitions were immaterial.
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
Pro Forma Information (Unaudited)
The following pro forma information assumes the 2025 Acquisitions and 2024 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of each of the 2025 Acquisitions and 2024 Acquisitions, combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.
The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition.
In addition, the pro forma information includes incremental amortization expense, net of tax related to intangible assets acquired of $0.6 million and $4.4 million for the years ended December 31, 2025 and 2024, respectively, in connection with the acquisitions as if they occurred as of the beginning of the year immediately preceding each such acquisition.

	Year Ended December 31,
($ in thousands, except per share data)	2025	2024
Net sales	$3,965,813	$3,875,437
Net income	$136,533	$142,552
Basic earnings per common share	$4.20	$4.38
Diluted earnings per common share	$3.94	$4.23
The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the acquisition for 2025, 2024, and 2023 Acquisitions:

	2025 Acquisitions	2024 Acquisitions			2023 Acquisitions
($ in thousands)		Sportech	All Others	Total
Consideration:
Cash, net of cash acquired	$117,387	$319,073	$96,998	$416,071	$26,294
Working capital holdback and other, net	596	—	—	—	—
Contingent consideration	2,102	—	2,030	2,030	1,600
Total consideration	$120,085	$319,073	$99,028	$418,101	$27,894

Assets Acquired:
Trade receivables	$9,009	$21,587	$2,256	$23,843	$1,293
Inventories	18,689	20,611	19,011	39,622	4,430
Prepaid expenses & other	455	1,719	3,495	5,214	105
Property, plant & equipment	24,967	18,766	6,997	25,763	8,165
Operating lease right-of-use assets	—	15,096	1,283	16,379	1,044
Identifiable intangible assets:
Customer relationships	20,790	152,000	17,560	169,560	10,075
Non-compete agreements	1,600	2,000	2,375	4,375	270
Patents	5,230	17,500	600	18,100	—
Trademarks	5,350	20,500	8,000	28,500	—
Liabilities Assumed:
Current portion of operating lease obligations	—	(1,437)	(586)	(2,023)	(262)
Accounts payable & accrued liabilities	(7,680)	(32,398)	(4,312)	(36,710)	(514)
Operating lease obligations	—	(13,658)	(699)	(14,357)	(781)
Deferred tax liabilities	—	(21,288)	—	(21,288)	—
Total fair value of net assets acquired	78,410	200,998	55,980	256,978	23,825
Goodwill (1)	41,675	118,075	43,048	161,123	5,814
Bargain purchase gain	—	—	—	—	(1,745)
	$120,085	$319,073	$99,028	$418,101	$27,894
(1)Goodwill is tax-deductible for the 2025 Acquisitions and 2024 Acquisitions, except for Sportech which is only partially tax-deductible, and for the 2023 Acquisitions.

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
4.    INVENTORIES
Inventories consisted of the following:

	As of December 31,
($ in thousands)	2025	2024
Raw materials	$315,508	$292,730
Work in process	19,586	18,157
Finished goods	128,766	103,318
Less: reserve for inventory excess and obsolescence	(14,754)	(16,456)
Total manufactured goods, net	449,106	397,749
Materials purchased for resale (distribution products)	154,319	161,492
Less: reserve for inventory excess and obsolescence	(8,160)	(7,624)
Total materials purchased for resale (distribution products), net	146,159	153,868
Total inventories	$595,265	$551,617
5.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following:

	Estimated Useful Lives (years)	As of December 31,
($ in thousands)		2025	2024
Land and improvements		$25,897	$26,512
Building and improvements	30	85,710	85,629
Machinery and equipment	3-7	604,140	545,791
Capitalized software	3	38,054	20,159
Transportation equipment	5	26,719	24,788
Leasehold improvements		44,811	41,378
Property, plant and equipment, gross		825,331	744,257
Less: accumulated depreciation		(416,829)	(359,354)
Property, plant and equipment, net		$408,502	$384,903
The net book value of property, plant and equipment includes finance lease right-of-use assets, net of $2.0 million and zero as of December 31, 2025 and 2024, respectively.
Total depreciation expense for property, plant and equipment for the years ended December 31, 2025, 2024, and 2023 was $72.9 million, $70.2 million, and $65.8 million, respectively.

Accrued capital expenditures were approximately $1.3 million, $7.3 million, and $2.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
6.    GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at January 1, 2024	$560,370	$77,023	$637,393
Acquisitions	119,859	40,074	159,933
Adjustment to prior year preliminary purchase price allocation	17	(107)	(90)
Balance at December 31, 2024	$680,246	$116,990	$797,236
Acquisitions	41,675	—	41,675
Adjustment to prior year preliminary purchase price allocation	109	1,081	1,190
Balance at December 31, 2025	$722,030	$118,071	$840,101
As of December 31, 2025 and 2024, accumulated impairment of goodwill in the Manufacturing segment was $27.4 million.
Intangible assets, net consisted of the following:

	Estimated Useful Lives (years)	As of December 31,
($ in thousands)		2025	2024
Customer relationships	10	$949,448	$924,720
Non-compete agreements	5	27,376	25,776
Patents	1-20	94,949	89,641
Trademarks		230,877	225,527
Intangible assets, gross		1,302,650	1,265,664
Less: accumulated amortization:
Customer relationships		(506,656)	(419,358)
Non-compete agreements		(22,204)	(20,065)
Patents		(31,229)	(23,352)
Intangible assets, net		$742,561	$802,889
Changes in the carrying value of intangible assets for the years ended December 31, 2025 and 2024 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at January 1, 2024	$553,703	$97,450	$651,153
Additions (1)	199,966	48,400	248,366
Amortization	(82,538)	(13,737)	(96,275)
Adjustment to prior year preliminary purchase price allocation	—	(355)	(355)
Balance at December 31, 2024	$671,131	$131,758	$802,889
Additions (1)	35,248	500	35,748
Amortization	(82,166)	(15,148)	(97,314)
Adjustment to prior year preliminary purchase price allocation	—	1,238	1,238
Balance at December 31, 2025	$624,213	$118,348	$742,561

(1)Includes intangible assets acquired that did not meet the definition of a business combination of $2.8 million and $27.8 million for the years ended December 31, 2025 and 2024, respectively.
Estimated amortization expense for the years ending December 31, 2026 through 2030 is presented below:

($ in thousands)
2026	$93,206
2027	$86,523
2028	$74,018
2029	$69,129
2030	$64,680
7.    DEBT
The following table presents a summary of total debt outstanding:

	As of December 31,
($ in thousands)	2025	2024
Long-term debt:
Term loan due 2029	$117,188	$123,438
Revolver due 2029	75,000	100,000
1.75% convertible notes due 2028	258,701	258,750
4.75% senior notes due 2029	350,000	350,000
6.375% senior notes due 2032	500,000	500,000
Total debt	1,300,889	1,332,188
Less: convertible notes debt discount, net	(2,915)	(3,915)
Less: term loan deferred financing costs, net	(430)	(543)
Less: senior notes deferred financing costs, net	(8,473)	(9,796)
Less: current maturities of long-term debt	(6,250)	(6,250)
Total long-term debt, less current maturities, net	$1,282,821	$1,311,684
2024 Credit Facility
On October 24, 2024, the Company entered into the Fifth Amended and Restated Credit Agreement (the “2024 Credit Agreement”), totaling $1.0 billion with a maturity date of October 24, 2029. The credit facility under the 2024 Credit Agreement (the "2024 Credit Facility") is comprised of an $875.0 million revolving credit facility (the "Revolver due 2029") and a $125.0 million term loan (the "Term Loan due 2029"). Pursuant to the terms of the 2024 Credit Agreement, the interest rate for borrowings under the Revolver due 2029 and the Term Loan due 2029 is either the Prime Rate or SOFR plus a margin, which ranges from 0.00% to 0.75% for Prime Rate loans and from 1.00% to 1.75% for SOFR loans depending on the Company’s consolidated total leverage ratio. The interest rate for incremental borrowings as of December 31, 2025 was SOFR plus 1.75% (or 5.67%) for the SOFR-based option. The Company is required to pay fees on committed but unused portions of the Revolver due 2029, which range from 0.15% to 0.225%. The fee payable on committed but unused portions of the Revolver due 2029 was 0.225% as of December 31, 2025. The Term Loan due 2029 requires quarterly installments of $1,562,500 payable on the last business day of each March, June, September and December.
Borrowings under the 2024 Credit Facility are secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors.
The 2024 Credit Agreement, includes a covenant requiring the Company to have a consolidated interest coverage ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the 2024 Credit Agreement) of not less than 3.0 to 1.0 tested on a quarterly basis. In addition, the 2024 Credit Agreement has a covenant requiring the Company to have a maximum consolidated secured net leverage ratio of 2.75 to 1.00 (increasing to 3.25 to 1.00 in certain circumstances).

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
1.75% Convertible Senior Notes due 2028
In December 2021, the Company issued $258.75 million aggregate principal amount of 1.75% Convertible Senior Notes due 2028 (the “1.75% Convertible Notes”). The total debt discount of $56.1 million at issuance consisted of two components: (i) the conversion option component, recorded to shareholders' equity, in the amount of $48.8 million, representing the difference between the principal amount of the 1.75% Convertible Notes upon issuance less the present value of the future cash flows of the 1.75% Convertible Notes using a borrowing rate for a similar non-convertible debt instrument and (ii) debt issuance costs of $7.3 million. The conversion option component of the 1.75% Convertible Notes was valued using Level 2 inputs under the fair value hierarchy. The unamortized portion of the total debt discount is being amortized to interest expense over the life of the 1.75% Convertible Notes. The effective interest rate on the 1.75% Convertible Notes, which includes the non-cash interest expense of debt discount amortization and debt issuance costs, was 2.14% as of December 31, 2025.
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
As of December 31, 2025, the conditional conversion feature of the 1.75% Convertible Notes related to the price of our common stock equaling or exceeding 130% of the conversion price was triggered. As a result, the 1.75% Convertible Notes are convertible, in whole or in part, at the option of the holders from January 1, 2026 to March 31, 2026. The 1.75% Convertible Notes were also convertible in each calendar quarter beginning with the quarter ended December 31, 2024 based on satisfying this condition in the prior calendar quarter. Whether the 1.75% Convertible Notes will be convertible in subsequent periods will depend on the continued satisfaction of this condition or another conversion condition in the future. The 1.75% Convertible Notes converted during the period from January 1, 2025 to December 31, 2025 were immaterial. No 1.75% Convertible Notes were converted during the period from October 1, 2024 to December 31, 2024. The Company has the intent and ability to utilize available borrowing capacity under the Revolver due 2029 to satisfy any cash conversion obligations that it may have, should holders choose to exercise their conversion rights during the period noted above.
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
The 4.75% Senior Notes are senior unsecured indebtedness of the Company and are guaranteed by each of the Company’s subsidiaries that guarantee the obligations of the Company under the 2024 Credit Facility. If the Company experiences specific kinds of changes of control, the Company must offer to repurchase all of the 4.75% Senior Notes (unless otherwise redeemed) at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. The Company may redeem the 4.75% Senior Notes, in whole or in part, at any time at specified redemption prices set forth in the indenture, plus accrued and unpaid interest.
Debt Maturities
As of December 31, 2025, the aggregate maturities of total long-term debt for the next five fiscal years and thereafter are as follows ($ in thousands):

2026	$6,250
2027	6,250
2028	264,951
2029	523,438
2030	—
Thereafter	500,000
Total	$1,300,889
Letters of credit totaling $8.5 million and $5.0 million were outstanding as of December 31, 2025 and 2024, respectively, that exist to meet credit requirements for the Company’s insurance providers.

Cash paid for interest for the years ended December 31, 2025, 2024 and 2023 was $71.4 million, $75.9 million and $66.3 million, respectively.
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

The following table presents fair values of certain assets and liabilities as of December 31, 2025 and December 31, 2024:

	As of December 31,
	2025			2024
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
1.75% convertible notes due 2028 (1)	$—	$442.4	$—	$—	$351.3	$—
4.75% senior notes due 2029 (1)	$—	$347.1	$—	$—	$330.3	$—
6.375% senior notes due 2032 (1)	$—	$514.1	$—	$—	$485.0	$—
Term loan due 2029 (1) (2)	$—	$117.2	$—	$—	$123.4	$—
Revolver due 2029 (1) (2)	$—	$75.0	$—	$—	$100.0	$—
Contingent consideration (3)	$—	$—	$2.4	$—	$—	$3.6
(1)The amounts of these notes listed above are the fair values for disclosure purposes only, and they are recorded in the Company's consolidated balance sheets as of December 31, 2025 and 2024 at carrying value.
(2)The carrying amounts of our term loan and revolving credit facility approximate fair value as of December 31, 2025 and 2024 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
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
10.    ACCRUED LIABILITIES

	As of December 31,
($ in thousands)	2025	2024
Employee compensation and benefits	$49,426	$50,098
Property taxes	2,483	5,643
Customer incentives	21,065	19,185
Accrued interest	8,251	8,884
Accrued warranty	7,556	5,838
Income tax payable	18	6,302
Other	5,613	9,803
Total accrued liabilities	$94,412	$105,753
The table below summarizes the change in accrued warranty liabilities.

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Beginning balance	$5,838	$6,130	$12,103
Provision	33,038	32,091	23,820
Settlements made during the year (in cash or in kind)	(31,971)	(32,424)	(29,793)
Acquisitions	651	41	—
Ending balance	$7,556	$5,838	$6,130

11.    INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Current income tax expense:
U.S. federal	$556	$35,288	$44,126
U.S. state and local	5,921	11,324	4,816
Foreign	—	38	10
Total current	6,477	46,650	48,952
Deferred income tax (benefit) expense, net:
U.S federal	34,020	(5,509)	(3,578)
U.S. state and local	1,519	(971)	2,994
Foreign	(10)	(1)	(7)
Total deferred	35,529	(6,481)	(591)
Total income tax provision	$42,006	$40,169	$48,361
The Company has accounted for in its 2025, 2024, and 2023 income tax provision the impact of Global Intangible Low-Taxed Income, base-erosion anti-abuse tax, interest expense limitations under Section 163(j) of the Internal Revenue Code of 1986, and foreign-derived intangible income deductions, although such provisions were either not applicable or resulted in a zero or immaterial impact to the consolidated financial statements.
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 1 "Basis of Presentation and Significant Accounting Policies", cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows:

($ in thousands)
Federal	$18,160
State (1)	5,482
Foreign	—
Total cash paid for income taxes, net of refunds	$23,642
(1)For the year ended December 31, 2025, Indiana was the only U.S state jurisdiction where cash payments equaled or exceeded 5% of total income taxes.
Cash paid for income taxes, net of refunds during the years ended December 31, 2024 and 2023 was $38.1 million and $84.3 million, respectively.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 1 "Basis of Presentation and Significant Accounting Policies", the reconciliation of taxes at the federal statutory rate to our provision for income taxes for the year ended December 31, 2025 was as follows:

($ in thousands)	Year Ended December 31, 2025
U.S. federal statutory tax rate	$37,183	21.0%
United States:
State and local income taxes (1)	6,200	3.5%
Tax credits:
Research and development tax credits	(1,817)	(1.0)%
Nontaxable or nondeductible items:
Section 162(m) permanent add back	2,826	1.6%
Excess tax benefit on stock-based compensation	(3,646)	(2.1)%
Other adjustments	1,260	0.7%
Income taxes	$42,006	23.7%
(1)For the year ended December 31, 2025, the states that contributed to the majority (greater than 50%) of the tax effect in this category include Indiana and Tennessee.
A reconciliation of taxes at the federal statutory rate to our provision for income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

($ in thousands)	2024		2023
Rate applied to pretax income	$37,500	21.0%	$40,201	21.0%
State taxes, net of federal tax effect	7,975	4.5%	6,797	3.6%
Research and development tax credits	(3,750)	(2.1)%	(2,889)	(1.5)%
Section 162(m) permanent add back	4,603	2.6%	6,315	3.3%
Excess tax benefit on stock-based compensation	(6,469)	(3.6)%	(3,513)	(1.8)%
Other	310	0.1%	1,450	0.7%
Income taxes	$40,169	22.5%	$48,361	25.3%

The composition of the deferred tax assets and liabilities is as follows:

	As of December 31,
($ in thousands)	2025	2024
Deferred tax assets:
Trade receivables allowance	$1,013	$1,215
Inventory capitalization	4,021	4,329
Inventory reserves	9,089	8,503
Federal NOL carryforwards	565	386
State NOL carryforwards	1,144	453
Accrued expenses	17,247	18,831
Deferred compensation	838	805
Operating lease liabilities	51,109	50,784
Share-based compensation	7,286	6,498
Capitalized research & experimentation costs	—	30,140
Other	911	278
Total deferred tax assets before valuation allowance	93,223	122,222
Less: valuation allowance	(408)	(480)
Total deferred tax assets, net of valuation allowance	$92,815	$121,742
Deferred tax liabilities:
Prepaid expenses	$(5,235)	$(5,569)
Operating lease right-of-use assets	(49,920)	(49,785)
Depreciation expense	(49,678)	(45,026)
Intangibles	(84,857)	(82,708)
Total deferred tax liabilities	(189,690)	(183,088)
Net deferred tax liabilities	$(96,875)	$(61,346)
As of December 31, 2025 and 2024, the Company had gross federal, state, and foreign net operating losses of approximately $34.7 million and $12.8 million, respectively. These loss carryforwards generally expire between tax years ending December 31, 2025 and December 31, 2042. The components of the valuation allowance relate to certain acquired federal, state and foreign net operating loss carryforwards that the Company anticipates will not be utilized prior to their expiration, either due to income limitations or limitations under Section 382 of the Internal Revenue Code of 1986. The tax effected values of these net operating losses are $1.7 million and $0.8 million at December 31, 2025 and 2024, respectively, exclusive of valuation allowances of $0.4 million and $0.5 million at December 31, 2025 and 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law. The OBBBA makes permanent many of the expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including the immediate expensing of domestic research and development expenditures, more favorable business interest deductibility and 100 percent first-year bonus depreciation on qualifying property with effective dates in 2025. In accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes,” the Company has recognized the effects of the OBBBA for the provisions currently enacted, which has increased the Company’s deferred tax liability. The Company anticipates that the OBBBA will reduce its federal income tax liability and related tax payments for the current and future years but will not have a significant impact on its annual effective tax rate.
The Company is subject to periodic audits by domestic tax authorities. For the majority of tax jurisdictions, the U.S. federal statute of limitations remains open for the years 2022 and later. Uncertain tax benefits were immaterial as of December 31, 2025 and 2024 and activity related to uncertain tax benefits was immaterial for all periods presented.

12.    STOCK REPURCHASE PROGRAMS
In November 2024, the Company's Board of Directors ("the Board") authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $200 million, including the $72.9 million remaining under the previous authorization. As of December 31, 2025, Patrick has $168.0 million remaining in the amount of the Company's common stock that may be acquired under the current stock repurchase program.
Under the stock repurchase plans, the Company made repurchases of common stock for 2025, 2024, and 2023 as follows:

	Year Ended December 31,
($ in millions, except average price data)	2025	2024	2023
Shares repurchased	377,612	60,000	415,176
Average price	$84.66	$77.68	$45.30
Aggregate cost	$32.0	$4.7	$18.8
The Company's common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock and retained earnings in the Company's consolidated balance sheets.
13.    EARNINGS PER COMMON SHARE
Earnings per common share is calculated as follows:

	Year Ended December 31,
($ and shares in thousands, except per share data)	2025	2024	2023
Numerator:
Net income attributable to common shares	$135,056	$138,401	$142,897
Effect of interest on potentially dilutive convertible notes, net of tax	—	—	162
Net income for diluted earnings per common share calculation	$135,056	$138,401	$143,059
Denominator:
Weighted average common shares outstanding - basic	32,488	32,568	32,278
Weighted average impact of potentially dilutive convertible notes	1,243	644	248
Weighted average impact of potentially dilutive warrants	612	137	—
Weighted average impact of potentially dilutive securities	294	350	512
Weighted average common shares outstanding - diluted	34,637	33,699	33,038
Earnings per common share:
Basic earnings per common share	$4.16	$4.25	$4.43
Diluted earnings per common share	$3.90	$4.11	$4.33
An immaterial amount of securities were not included in the computation of diluted earnings per common share as they are considered anti-dilutive for all periods presented.

14.    LEASES
The Company has operating and finance leases for certain facilities, trailers, forklifts and other assets. Leases with an initial term of 12 months or less are not recorded on the balance sheet and expense related to these short-term leases was immaterial for the years ended December 31, 2025, 2024 and 2023. Variable lease payments, principally related to trucks, forklifts, and index-related facility rent escalators, was immaterial for the years ended December 31, 2025, 2024 and 2023. The leases have remaining lease terms of 1 to 14 years. Certain leases include options to renew for an additional term. Where there is reasonable certainty to utilize a renewal option, we include the renewal option in the lease term used to calculate operating lease right-of-use assets and lease liabilities.
The components of lease expense were as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Operating lease cost	$69,602	$64,391	$56,370
Finance lease cost:
Amortization of right-of-use assets	454	—	—
Interest on lease liabilities	244	—	—
Total finance lease cost	698	—	—
Total lease cost	$70,300	$64,391	$56,370

Supplemental balance sheet information was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Finance lease assets:
Property, plant and equipment, net	$2,000	$—
Finance lease liabilities:
Other current liabilities	$424	$—
Other long-term liabilities	1,626	—
Total finance lease liabilities	$2,050	$—

Supplemental cash flow information was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$68,799	$63,958	$55,933
Operating cash flows used for finance leases	$214	$—	$—
Finance cash flows used for finance leases	$516	$—	$—
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$59,292	$77,558	$65,505
Finance leases	$2,672	$—	$—

Other information related to leases was as follows:

	As of December 31,
	2025	2024
Weighted average remaining lease term, operating leases (in years)	5.2	5.2
Weighted average remaining lease term, finance leases (in years)	5.0	—
Weighted average discount rate, operating leases	5.9%	5.8%
Weighted average discount rate, finance leases	6.2%	—%

Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows:

($ in thousands)	Operating Leases	Finance Leases
2026	$65,153	$536
2027	50,440	472
2028	37,924	449
2029	26,992	433
2030	17,396	292
Thereafter	41,061	196
Total lease payments	$238,966	$2,378
Less imputed interest	(35,121)	(328)
Total	$203,845	$2,050
The Company has an additional operating lease that had not yet commenced as of December 31, 2025, and therefore, approximately $0.4 million in operating lease right-of-use assets and corresponding operating lease liabilities were not included in our consolidated balance sheet as of December 31, 2025. The lease is expected to commence in the first quarter of fiscal 2026 with a lease term of 3 years.
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
The Company sold certain parcels of real property that the EPA contends are connected to the Superfund Site (the "Divested Properties") in January 2022 for a pretax gain on disposal of $5.5 million that is included in Selling, general and administrative expenses in the Company's consolidated statement of income for year ended December 31, 2022. The purchaser agreed to indemnify, defend and hold the Company harmless for all liability and exposure, both private and to all EPA claims, concerning and relating to the Divested Properties. No further proceedings occurred in the years ended December 31, 2025 and 2024. As to the real properties that were not among the Divested Properties but remain the subject of the litigation, the Company does not currently believe that the litigation or the Superfund Site matter are likely to have a material adverse impact on its financial condition, results of operations, or cash flows. However, any litigation is inherently uncertain, the EPA has yet to select a final remedy for the Superfund Site, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
16.    COMPENSATION PLANS
Stock-Based Compensation
The Company has various stock option and stock-based incentive plans and various agreements whereby stock options, restricted stock awards, and stock appreciation rights ("SARs") are made available to certain key employees, directors, and others based upon meeting various individual, divisional or company-wide performance criteria and time-based criteria. All such awards qualify and are accounted for as equity awards. Equity incentive plan awards, which are granted under the Company's 2009 Omnibus Incentive Plan, are intended to retain and reward key employees for outstanding performance and efforts as they relate to the Company’s short-term and long-term objectives and its strategic plan. As of December 31, 2025, approximately 1.4 million common shares remain available for stock-based compensation grants.
Stock-based compensation expense was $19.1 million, $16.8 million and $19.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Income tax benefit for stock-based compensation expense was $4.7 million, $4.3 million and $4.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was approximately $31.2 million of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 21.2 months.
Stock Options:
On February 25, 2025, the Board approved the grant of 329,850 stock options at an exercise price per share of $92.72. The stock options vest pro-rata over four years from the grant date and have nine-year contractual terms. As of December 31, 2025, there was approximately $6.0 million of total unrecognized compensation expense related to the stock options, which is expected to be recognized over a weighted average remaining life of approximately 38.0 months. Outstanding stock options granted in prior years vest ratably over three years and have nine-year contractual terms.

The following table summarizes the Company’s option activity:

	Years ended December 31,
	2025		2024		2023
($ and shares in thousands, except per share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total Options:
Outstanding beginning of year	28	$27.55	171	$27.55	543	$29.17
Granted during the year	330	92.72	—	—	—	—
Forfeited during the year	(45)	92.72	—	—	—	—
Exercised during the year	—	—	(143)	27.55	(372)	29.92
Outstanding end of year	313	$86.86	28	$27.55	171	$27.55

Vested Options:
Vested during the year	—	$—	—	$—	207	$28.65
Eligible end of year for exercise	28	$27.55	28	$27.55	171	$27.55

Aggregate intrinsic value:
Total options outstanding		$6,748		$1,562		$6,711
Options exercisable		$2,275		$1,562		$6,711
Options exercised		$—		$8,357		$10,888

Weighted average fair value of options granted during the year		$26.70		N/A		N/A
The aggregate intrinsic value (excess of market value over the option exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $108.43, $83.08 and $66.90 per share as of December 31, 2025, 2024 and 2023, respectively, is the price that would have been received by the option holders had those option holders exercised their options as of that date. As of December 31, 2025, the weighted average remaining contractual term for options outstanding was 7.7 years and the weighted average remaining contractual term for options exercisable was 3.4 years.
The cash received from the exercise of stock options was immaterial for 2024 and $1.4 million for 2023; no stock options were exercised in 2025. The income tax benefit related to the stock options exercised was immaterial for 2024 and 2023. The grant date fair value of stock options vested in 2023 was $5.9 million; no stock options vested in 2025 and 2024.
The Company estimates the fair value of the stock options as well as the SARs awards discussed below as of the grant date by applying the Black-Scholes option-pricing model. The following are the assumptions that were used in calculating the fair value of stock options and SARs granted during the first quarter of 2025:

Expected term	9 years
Expected volatility	24%
Risk-free interest rate	4.25%
Dividend yield	1.77%

Stock Appreciation Rights (SARs):
On February 25, 2025, the Board approved the grant of 329,850 SARs divided into four tranches at exercise prices of $92.72, $110.76, $132.31 and $158.05 per share. The SARs vest pro-rata over four years from the grant date and have nine-year contractual terms. The SARs are to be settled in shares of common stock or, at the sole discretion of the Board, in cash. As of December 31, 2025, there was approximately $4.2 million of unrecognized compensation expense related to the SARs, which is expected to be recognized over a weighted-average remaining life of approximately 38.0 months.
The following table summarizes the Company’s SARs activity:

	Years ended December 31,
	2025		2024		2023
($ and shares in thousands, except per share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total SARs:
Outstanding beginning of year	—	$—	336	$42.89	336	$42.89
Granted during the year	330	123.46	—	—	—	—
Forfeited during the year	(45)	123.46	—	—	—	—
Exercised during the year	—	—	(336)	42.89	—	—
Outstanding end of year	285	$123.46	—	$—	336	$42.89

Vested SARs:
Vested during the year	—	$—	—	$—	—	$—
Eligible end of year for exercise	—	$—	—	$—	336	$42.89

Aggregate intrinsic value:
Total SARs outstanding		$1,118		$—		$8,078
SARs exercisable		$—		$—		$8,078
SARs exercised		$—		$10,802		$—

Weighted average fair value of SARs granted during the year		$18.78		N/A		N/A
The aggregate intrinsic value (excess of market value over the SARs exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $108.43, $83.08 and $66.90 per share as of December 31, 2025, 2024 and 2023, respectively, is the price that would have been received by the SARs holder had that SARs holder exercised the SARs as of that date.
Restricted Stock:
The Company’s stock-based awards include restricted stock awards. As of December 31, 2025, there was approximately $21.0 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average remaining life of approximately 17.4 months.
Restricted stock awards possess voting rights, are included in the calculation of actual shares outstanding, and include both performance and time-based contingencies. The grant date fair value of the awards is expensed over the related service or performance period. Time-based shares cliff vest at the conclusion of the required service period, which ranges from one year to seven years. The performance contingent shares are earned based on the achievement of a cumulative financial performance target, which ranges from one year to a seven-year period and vest at the conclusion of the measurement period.

A summary of restricted stock activity, including grants, vesting and forfeitures, is provided below:

	Year Ended December 31,
	2025		2024		2023
(shares in thousands)	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price
Unvested beginning of year	989	$51.94	1,020	$45.65	1,138	$42.92
Granted during the year	243	94.90	413	64.38	497	43.04
Vested during the year	(321)	48.45	(423)	48.26	(492)	37.76
Forfeited during the year	(97)	27.68	(21)	49.53	(123)	45.21
Unvested end of year	814	$65.90	989	$51.94	1,020	$45.65
Aggregate fair values of restricted stock vested for the years ended December 31, 2025, 2024 and 2023 were $15.5 million, $20.4 million, and $18.6 million, respectively.
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
Manufacturing – This segment includes the following products: laminated products utilized to produce furniture, shelving, walls and countertops; laminated and decorative surface products, including laminated panels, decorative and wrapped vinyls, paper-laminated panels, and vinyl printing; solid surface, granite and quartz countertops; fabricated aluminum products; hardwood profile mouldings; electrical systems components including instrument, digital switching, dash panels, digital displays and gauges; slide-out trim and fascia; cabinet products, doors, components and custom cabinetry; tooling for fiberglass boat manufacturers; fiberglass bath fixtures and tile systems; specialty bath and closet building products; boat towers, tops, power bimini systems, trailers, frames and other engineered structural components; softwoods lumber; interior passage doors and baggage doors; wiring and wire harnesses; CNC molds and composite parts; aluminum and plastic fuel tanks; slotwall panels and components; RV painting; thermoformed shower surrounds; fiberglass and plastic components including front and rear caps and marine helms; polymer-based and other flooring; Marine hardware and accessories; air handling products; treated, untreated and laminated plywood; RV and marine furniture; adhesives and sealants; audio systems and accessories, including amplifiers, tower speakers, soundbars, and subwoofers; Marine non-slip foam flooring, padding, and accessories; protective covers for boats, RVs, aircraft, and military and industrial equipment; windshield and wiper systems; roofs/canopies; integrated door systems; fender flares and rear panels; composite panels; and other products.
Distribution – The Company distributes pre-finished wall and ceiling panels; drywall and drywall finishing products; interior and exterior lighting products; wiring, electrical and plumbing products; transportation and logistics services; electronics and audio systems components; cement siding; raw and processed lumber; fiber reinforced polyester (“FRP”) products; interior passage doors; roofing products; laminate and ceramic flooring; shower doors; fireplaces and surrounds; appliances; tile; Marine hardware and accessories; RV awnings, windows, fiberglass siding and roofing; Marine windshields; RV air conditioning units and furniture; and other products in addition to providing transportation and logistics services.
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
The following tables summarize key financial information by segment:

	Year Ended December 31, 2025
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$2,958,970	$1,014,320	$3,973,290
Cost of goods sold	2,302,770	762,889	3,065,659
Gross profit	$656,200	$251,431	$907,631

Operating expenses	298,164	148,426	446,590
Operating income	$358,036	$103,005	$461,041
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			96,706
Amortization of intangible assets			96,956
Interest expense, net			74,507
Other expenses			24,420
Elimination of inter-segment profits			(8,610)
Consolidated income before income taxes			$177,062

Total assets	$2,476,411	$493,308	$2,969,719
Capital expenditures	$71,042	$970	$72,012
Depreciation and amortization	$145,108	$18,183	$163,291

	Year Ended December 31, 2024
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$2,756,547	$980,127	$3,736,674
Cost of goods sold	2,143,995	755,272	2,899,267
Gross Profit	$612,552	$224,855	$837,407

Operating expenses	271,591	120,140	391,731
Operating income	$340,961	$104,715	$445,676
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			92,902
Amortization of intangible assets			96,235
Interest expense, net			79,470
Elimination of inter-segment profits			1,501
Other			(3,002)
Consolidated income before income taxes			$178,570

Total assets	$2,402,533	$524,827	$2,927,360
Capital expenditures	$62,342	$10,808	$73,150
Depreciation and amortization	$143,844	$15,728	$159,572

	Year Ended December 31, 2023
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$2,653,257	$889,408	$3,542,665
Cost of goods sold	2,075,973	693,902	2,769,875
Gross Profit	$577,284	$195,506	$772,790

Operating expenses	256,188	105,411	361,599
Operating income	$321,096	$90,095	$411,191
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			82,674
Amortization of intangible assets			78,616
Interest expense, net			68,942
Elimination of inter-segment profits			(10,299)
Consolidated income before income taxes			$191,258

Total assets	$2,071,500	$426,931	$2,498,431
Capital expenditures	$50,771	$8,094	$58,865
Depreciation and amortization	$126,431	$12,710	$139,141

A reconciliation of certain line items pertaining to the total reportable segments to the consolidated financial statements for the years ended December 31, 2025, 2024 and 2023 and as of December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net sales:
Total sales for reportable segments	$3,973,290	$3,736,674	$3,542,665
Elimination of intersegment sales(1)	(22,517)	(20,991)	(74,620)
Consolidated net sales	$3,950,773	$3,715,683	$3,468,045

Depreciation and amortization:
Depreciation and amortization for reportable segments	$163,291	$159,572	$139,141
Corporate depreciation and amortization	6,921	6,973	5,402
Consolidated depreciation and amortization	$170,212	$166,545	$144,543

Capital expenditures:
Capital expenditures for reportable segments	$72,012	$73,150	$58,865
Corporate capital expenditures	10,909	2,532	3,183
Consolidated capital expenditures	$82,921	$75,682	$62,048

($ in thousands)	As of December 31,
Total assets:	2025	2024
Identifiable assets for reportable segments	$2,969,719	$2,927,360
Corporate assets unallocated to segments	80,023	60,033
Cash and cash equivalents	26,432	33,561
Consolidated total assets	$3,076,174	$3,020,954
(1)Eliminations for the years ended December 31, 2025 and 2024 include only the elimination of inter-segment transactions.
The Company's revenue from external customers and long-lived assets are substantially all attributed to the U.S.