Form 10-Q
period 2026-03-29
PATRICK INDUSTRIES INC
filed 2026-05-07
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 29, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of May 1, 2026, there were 32,893,223 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
($ and shares in thousands, except per share data)	March 29, 2026	March 30, 2025
Net sales	$997,172	$1,003,420
Cost of goods sold	770,312	774,829
Gross profit	226,860	228,591

Operating expenses:
Warehouse and delivery	45,032	44,582
Selling, general and administrative	93,096	93,931
Amortization of intangible assets	24,010	24,509
Total operating expenses	162,138	163,022
Operating income	64,722	65,569
Interest expense, net	18,388	19,112
Income before income taxes	46,334	46,457
Income taxes	6,854	8,219
Net income	$39,480	$38,238

Basic earnings per common share	$1.21	$1.17
Diluted earnings per common share	$1.10	$1.11

Weighted average shares outstanding – Basic	32,494	32,671
Weighted average shares outstanding – Diluted	36,047	34,416
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
($ in thousands)	March 29, 2026	March 30, 2025
Net income	$39,480	$38,238
Other comprehensive income, net of tax:
Foreign currency translation gain	11	4
Other	40	—
Total other comprehensive income	51	4
Comprehensive income	$39,531	$38,242
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	March 29, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$37,472	$26,432
Trade and other receivables, net	285,379	185,405
Inventories	626,069	595,265
Prepaid expenses and other	65,792	66,020
Total current assets	1,014,712	873,122
Property, plant and equipment, net	413,991	408,502
Operating lease right-of-use assets	216,083	199,087
Goodwill	839,716	840,101
Intangible assets, net	721,532	742,561
Other non-current assets	12,409	12,801
Total assets	$3,218,443	$3,076,174
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,250	$6,250
Current operating lease liabilities	57,232	54,956
Accounts payable	217,645	192,448
Accrued liabilities	92,463	94,412
Other current liabilities	430	424
Total current liabilities	374,020	348,490
Long-term debt, less current maturities, net	1,378,433	1,282,821
Long-term operating lease liabilities	163,753	148,889
Deferred tax liabilities, net	100,669	96,875
Other long-term liabilities	13,198	14,802
Total liabilities	2,030,073	1,891,877
Shareholders' equity
Preferred shares, no par value per share, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value per share, 60,000,000 shares authorized, 33,091,193 and 33,224,772 issued and outstanding as of March 29, 2026 and December 31, 2025, respectively	202,231	208,210
Accumulated other comprehensive loss	(825)	(876)
Retained earnings	986,964	976,963
Total shareholders' equity	1,188,370	1,184,297
Total liabilities and shareholders' equity	$3,218,443	$3,076,174
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
($ in thousands)	March 29, 2026	March 30, 2025
Cash flows from operating activities
Net income	$39,480	$38,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,777	42,646
Stock-based compensation expense	5,978	5,249
Deferred income taxes	3,794	(5,737)
Amortization of deferred debt financing costs	823	794
(Gain) loss on sale of property, plant and equipment	(155)	2,042
Other	211	(1,604)
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(99,515)	(107,807)
Inventories	(29,166)	5,366
Prepaid expenses and other assets	443	13,371
Accounts payable, accrued liabilities and other	21,322	47,519
Net cash (used in) provided by operating activities	(14,008)	40,077
Cash flows from investing activities
Purchases of property, plant and equipment	(18,926)	(20,171)
Proceeds from sale of property, plant and equipment	489	1,684
Business acquisitions, net of cash acquired	(7,218)	(47,559)
Other investing activities	(281)	(40)
Net cash used in investing activities	(25,936)	(66,086)
Cash flows from financing activities
Borrowings on revolver	292,821	263,434
Repayments on revolver	(197,821)	(153,434)
Stock repurchases under buyback program	(14,693)	(8,511)
Cash dividends paid to shareholders	(16,311)	(13,862)
Taxes paid for share-based payment arrangements	(11,157)	(8,593)
Payment of contingent consideration from business acquisitions	(1,750)	(16)
Other financing activities	(105)	(9)
Net cash provided by financing activities	50,984	79,009
Net increase in cash and cash equivalents	11,040	53,000
Cash and cash equivalents at beginning of year	26,432	33,561
Cash and cash equivalents at end of period	$37,472	$86,561
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 29, 2026
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2025	$208,210	$(876)	$976,963	$1,184,297
Net income	—	—	39,480	39,480
Dividends declared	—	—	(15,586)	(15,586)
Other comprehensive loss, net of tax	—	51	—	51
Stock repurchases under buyback program	(800)	—	(13,893)	(14,693)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(11,157)	—	—	(11,157)
Stock-based compensation expense	5,978	—	—	5,978
Balance at March 29, 2026	$202,231	$(825)	$986,964	$1,188,370

	Three Months Ended March 30, 2025
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2024	$202,353	$(926)	$926,939	$1,128,366
Net income	—	—	38,238	38,238
Dividends declared	—	—	(13,485)	(13,485)
Other comprehensive income, net of tax	—	4	—	4
Stock repurchases under buyback program	(601)	—	(7,910)	(8,511)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(8,593)	—	—	(8,593)
Stock-based compensation expense	5,249	—	—	5,249
Balance at March 30, 2025	$198,408	$(922)	$943,782	$1,141,268
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of March 29, 2026 and December 31, 2025, its results of operations for the three months ended March 29, 2026 and March 30, 2025, and its cash flows for the three months ended March 29, 2026 and March 30, 2025.
Patrick's unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The accompanying unaudited condensed consolidated financial statements for Patrick do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to Patrick’s Audited Consolidated Financial Statements and corresponding notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026.
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2026 ended on March 29, 2026, and the first quarter of fiscal year 2025 ended on March 30, 2025.
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
Summary of Significant Accounting Policies
A summary of significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026.

Major Customer Concentration
The Company had two major customers that accounted for the following consolidated net sales for the three months ended March 29, 2026 and March 30, 2025:

	Three Months Ended
	March 29, 2026	March 30, 2025
Percentage of total net sales:
Customer 1	15%	16%
Customer 2	14%	16%

The Company had one major customer that accounted for the following trade receivables as of March 29, 2026 and December 31, 2025:

	As of
	March 29, 2026	December 31, 2025
Percentage of trade receivables, net:
Customer 1	10%	8%
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
Recently Issued Accounting Pronouncements
Adoption of New Accounting Standards
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Practical Expedient for Measuring Credit Losses on Current Accounts Receivable and Contract Assets". This update provides a practical expedient that allows entities to measure expected credit losses on current trade receivables and current contract assets by assuming that the current conditions as of the balance sheet date will persist for the life of those assets. An entity that elects the practical expedient should apply the amendments prospectively. This ASU is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU in the first quarter of 2026. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, "Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments". The amendments in this update are intended to clarify disclosure requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This ASU is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU in the first quarter of 2026. The adoption of this guidance will be applied to applicable convertible debt settlements occurring in future periods. The Company cannot currently determine the impact of adopting this ASU, as it will depend on the specific facts of future convertible debt settlements.

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
NOTE 2. REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of all intercompany sales, is disaggregated by market type and by reportable segment:

	Three Months Ended March 29, 2026
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$331,763	$114,727	$446,490
Marine	160,443	9,442	169,885
Powersports	98,529	5,088	103,617
Manufactured Housing	71,339	83,227	154,566
Industrial	113,958	8,656	122,614
Total	$776,032	$221,140	$997,172

	Three Months Ended March 30, 2025
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$345,973	$132,919	$478,892
Marine	139,366	9,681	149,047
Powersports	77,234	3,706	80,940
Manufactured Housing	76,327	96,899	173,226
Industrial	111,862	9,453	121,315
Total	$750,762	$252,658	$1,003,420

Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.
NOTE 3. INVENTORY
Inventories consisted of the following:

($ in thousands)	March 29, 2026	December 31, 2025
Raw materials	$335,116	$315,508
Work in process	21,168	19,586
Finished goods	144,355	128,766
Less: reserve for inventory excess and obsolescence	(15,088)	(14,754)
Total manufactured goods, net	485,551	449,106
Materials purchased for resale (distribution products)	148,745	154,319
Less: reserve for inventory excess and obsolescence	(8,227)	(8,160)
Total materials purchased for resale (distribution products), net	140,518	146,159
Total inventories	$626,069	$595,265
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended March 29, 2026 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at December 31, 2025	$722,030	$118,071	$840,101
Acquisitions	307	2,748	3,055
Adjustments to preliminary purchase price allocations	(3,440)	—	(3,440)
Balance at March 29, 2026	$718,897	$120,819	$839,716
Intangible assets, net consisted of the following as of March 29, 2026 and December 31, 2025:

($ in thousands)	March 29, 2026	December 31, 2025
Customer relationships	$952,425	$949,448
Non-compete agreements	27,376	27,376
Patents	94,953	94,949
Trademarks	230,877	230,877
Intangible assets, gross	1,305,631	1,302,650
Less: accumulated amortization
Customer relationships	(528,134)	(506,656)
Non-compete agreements	(22,732)	(22,204)
Patents	(33,233)	(31,229)
Intangible assets, net	$721,532	$742,561

Changes in the carrying value of intangible assets by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at December 31, 2025	$624,213	$118,348	$742,561
Additions	405	2,576	2,981
Amortization	(20,258)	(3,752)	(24,010)
Balance at March 29, 2026	$604,360	$117,172	$721,532
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
The Company completed two acquisitions during the three months ended March 29, 2026 (the "2026 Acquisitions"). Acquisition-related costs associated with the 2026 Acquisitions were immaterial. For the three months ended March 29, 2026, net sales and operating income included in the Company's condensed consolidated statements of income related to the 2026 Acquisitions were immaterial. Assets acquired and liabilities assumed in the acquisitions were recorded on the Company's condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one year measurement period.
The Company completed two acquisitions during the three months ended March 30, 2025. Acquisition-related costs associated with such acquisitions were immaterial. For the three months ended March 30, 2025, net sales included in the Company's condensed consolidated statements of income related to the acquisitions completed in the three months ended March 30, 2025 were $4.3 million and operating losses were $0.1 million.
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
Changes in the contingent consideration liability are as follows:

	Three Months Ended
($ in thousands)	March 29, 2026	March 30, 2025
Fair value at beginning of period	$2,445	$3,608
Additions	—	1,800
Fair value adjustments	1,098	(1,600)
Settlements	(1,766)	(16)
Fair value at end of period	$1,777	$3,792

The following table shows the balance sheet location of the fair value of contingent consideration and the maximum amount of contingent consideration payments the Company may be subject to:

($ in thousands)	March 29, 2026	December 31, 2025
Accrued liabilities	$1,177	$1,383
Other long-term liabilities	600	1,062
Total fair value of contingent consideration	$1,777	$2,445
Maximum amount of contingent consideration	$9,244	$9,343
2026 Acquisitions
The Company completed two acquisitions during the three months ended March 29, 2026. Total cash consideration for the 2026 Acquisitions was approximately $7.0 million, plus a working capital holdback in connection with both acquisitions. As the Company finalizes the fair value of the acquired assets and assumed liabilities, additional purchase price adjustments may be recorded during the measurement period.
2025 Acquisitions
The Company completed five acquisitions during the year ended December 31, 2025 (the "2025 Acquisitions"). Total cash consideration for the 2025 Acquisitions was approximately $117.7 million, plus a working capital holdbacks and contingent consideration over a less than two-year period based on future performance in connection with certain acquisitions. Purchase price allocations and all valuation activities in connection with two of the 2025 Acquisitions have been finalized. Changes to preliminary purchase accounting estimates recorded for the three months ended March 29, 2026 related to the 2025 Acquisitions were immaterial.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of each of the 2026 Acquisitions and 2025 Acquisitions:

($ in thousands)	2026 Acquisitions	2025 Acquisitions
Consideration:
Cash, net of cash acquired	$6,952	$117,653
Working capital holdback and other, net	100	613
Contingent consideration (1)	—	3,200
Total consideration	$7,052	$121,466

Assets Acquired:
Trade receivables	$492	$8,976
Inventories	1,618	18,710
Prepaid expenses & other	44	466
Property, plant & equipment	—	29,904
Operating lease right-of-use assets	99	1,119
Identifiable intangible assets:
Customer relationships	2,700	20,790
Non-compete agreements	—	1,600
Patents and developed technology	—	5,230
Trademarks	—	5,350
Liabilities Assumed:
Current portion of operating lease obligations	(80)	(364)
Accounts payable & accrued liabilities	(857)	(7,796)
Operating lease obligations	(19)	(755)
Total fair value of net assets acquired	3,997	83,230
Goodwill (2)	3,055	38,236
Total purchase price allocation	$7,052	$121,466
(1)These amounts reflect the acquisition date fair value of contingent consideration based on expected future results relating to certain acquisitions.
(2)Goodwill is tax-deductible for the 2026 Acquisitions and 2025 Acquisitions.
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

Pro Forma Information (Unaudited)
The following pro forma information for the three months ended March 29, 2026 and March 30, 2025 assumes the 2026 Acquisitions and 2025 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2026 Acquisitions and 2025 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.
The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes incremental amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.1 million and $0.6 million for the three months ended March 29, 2026 and March 30, 2025, respectively.

	Three Months Ended
($ in thousands, except per share data)	March 29, 2026	March 30, 2025
Revenue	$999,471	$1,022,413
Net income	$39,323	$38,616
Basic earnings per common share	$1.21	$1.18
Diluted earnings per common share	$1.09	$1.12
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisitions been consummated as of the periods indicated above.
NOTE 6. STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense, net of forfeitures, of $6.0 million and $5.2 million for the three months ended March 29, 2026 and March 30, 2025, respectively.
The Board approved various share grants under the Company’s 2009 Omnibus Incentive Plan for the three months ended March 29, 2026 totaling 168,891 shares in the aggregate at an average fair value of $129.93 per share at grant date for a total fair value at grant date of $21.9 million.
Stock Appreciation Rights ("SARs"):
On February 25, 2025, the Board approved the grant of 329,850 SARs divided into four tranches at exercise prices of $92.72, $110.76, $132.31 and $158.05 per share. The SARs vest pro-ratably over four years from the grant date and have nine-year contractual terms. The SARs are to be settled in shares of common stock or, at the sole discretion of the Board, in cash. As of March 29, 2026, the total remaining unrecognized cost was $3.8 million which will be expensed ratably over the four-year vesting period.
Stock Options:
On February 25, 2025, the Board approved the grant of 329,850 stock options at an exercise price per share of $92.72. The stock options vest pro-rata over four years from the grant date and have nine-year contractual terms. As of March 29, 2026, the total remaining unrecognized cost was $5.4 million which will be expensed ratably over the four-year vesting period.

The Company estimates the fair value of the stock options and SARs awards as of the grant date by applying the Black-Scholes option-pricing model. The following are the assumptions that were used in calculating the fair value of stock options and SARs granted during the three months ended March 30, 2025:

Expected term	9 years
Expected volatility	24%
Risk-free interest rate	4.25%
Dividend yield	1.77%
NOTE 7. EARNINGS PER COMMON SHARE
Earnings per common share are as follows:

($ and shares in thousands, except per share data)	Three Months Ended
	March 29, 2026	March 30, 2025
Numerator:
Net income attributable to common shares	$39,480	$38,238
Denominator:
Weighted average common shares outstanding - basic	32,494	32,671
Weighted average impact of potentially dilutive convertible notes	1,885	1,067
Weighted average impact of potentially dilutive warrants	1,396	395
Weighted average impact of potentially dilutive securities	272	283
Weighted average common shares outstanding - diluted	36,047	34,416
Earnings per common share:
Basic earnings per common share	$1.21	$1.17
Diluted earnings per common share	$1.10	$1.11
An immaterial amount of securities were not included in the computation of diluted earnings per common share as they are considered anti-dilutive for the periods presented.
NOTE 8. DEBT
A summary of total debt outstanding is as follows:

($ in thousands)	March 29, 2026	December 31, 2025
Long-term debt:
Term loan due 2029	$117,188	$117,188
Revolver due 2029	170,000	75,000
1.75% convertible notes due 2028	258,701	258,701
4.75% senior notes due 2029	350,000	350,000
6.375% senior notes due 2032	500,000	500,000
Total debt	1,395,889	1,300,889
Less: convertible notes deferred financing costs, net	(2,674)	(2,915)
Less: term loan deferred financing costs, net	(402)	(430)
Less: senior notes deferred financing costs, net	(8,130)	(8,473)
Less: current maturities of long-term debt	(6,250)	(6,250)
Total long-term debt, less current maturities, net	$1,378,433	$1,282,821

As of March 29, 2026, the Company maintained a senior secured credit facility comprised of a $875 million revolving credit facility (the "Revolver due 2029") and a $125 million term loan (the "Term Loan due 2029") and together with the Revolver due 2029, (the "2024 Credit Facility").
The interest rate for incremental borrowings under the Revolver due 2029 as of March 29, 2026 was the Secured Overnight Financing Rate (“SOFR”) plus 1.75% (or 5.42%) for the SOFR-based option. The fee payable on committed but unused portions of the Revolver due 2029 was 0.225% as of March 29, 2026.
Total cash interest paid was $1.8 million and $1.7 million for the three months ended March 29, 2026 and March 30, 2025, respectively.
Conditional Conversion Feature of the 1.75% Convertible Senior Notes due 2028
As of March 29, 2026, the conditional conversion feature of the 1.75% Convertible Senior Notes due 2028 (the “1.75% Convertible Notes”) related to the price of our common stock equaling or exceeding 130% of the conversion price was triggered. As a result, the 1.75% Convertible Notes are convertible, in whole or in part, at the option of the holders from April 1, 2026 to June 30, 2026. Whether the 1.75% Convertible Notes will be convertible in subsequent periods will depend on the continued satisfaction of this condition or another conversion condition in the future. The 1.75% Convertible Notes were also convertible in each calendar quarter beginning with the quarter ended December 31, 2024 based on satisfying this condition in the respective prior calendar quarter. There were no conversions of the 1.75% Convertible Notes during the period from January 1, 2026 to March 31, 2026. The Company has the intent and ability to utilize available borrowing capacity under the Revolver due 2029 to satisfy any cash conversion obligations that it may have, should holders choose to exercise their conversion rights during the period noted above.
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities as of March 29, 2026 and December 31, 2025:

	March 29, 2026			December 31, 2025
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
1.75% convertible notes due 2028 (1)	$—	$439.8	$—	$—	$442.4	$—
4.75% senior notes due 2029 (1)	$—	$336.7	$—	$—	$347.1	$—
6.375% senior notes due 2032 (1)	$—	$498.1	$—	$—	$514.1	$—
Term loan due 2029 (1) (2)	$—	$117.2	$—	$—	$117.2	$—
Revolver due 2029 (1) (2)	$—	$170.0	$—	$—	$75.0	$—
Contingent consideration (3)	$—	$—	$1.8	$—	$—	$2.4
(1)The amounts of these notes listed above are the fair values for disclosure purposes only, and they are recorded in the Company's condensed consolidated balance sheets as of March 29, 2026 and December 31, 2025 at carrying value.
(2)The carrying amounts of our term loan and revolving credit facility approximate fair value as of March 29, 2026 and December 31, 2025 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
(3)The estimated fair value of the Company's contingent consideration is discussed further in Note 5 "Acquisitions".
NOTE 10. INCOME TAXES
The effective tax rate was 14.8% and 17.7% for the three months ended March 29, 2026 and March 30, 2025, respectively. For the three months ended March 29, 2026 and March 30, 2025, effective tax rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $5.1 million and $3.2 million, respectively.

Cash paid for income taxes, net of refunds, was $0.9 million and $7.4 million for the three months ended March 29, 2026 and March 30, 2025, respectively.

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

The accounting policies of the segments are the same as those described in Note 1 "Basis of Presentation and Significant Accounting Policies" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026. Segment net sales data includes inter-segment sales. The Company accounts for inter-segment sales similar to third party transactions, which reflect current market prices. Certain income from purchase incentive agreements is not allocated to the segments and instead recorded at the corporate level. Assets are identified to the segments except for cash, prepaid expenses, land and buildings, and certain deferred assets, which are identified with corporate. Corporate charges rent to the segments for use of the land and buildings based upon estimated market rates.

The following tables summarize key financial information by segment:

	Three Months Ended March 29, 2026
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$780,018	$222,553	$1,002,571
Cost of goods sold	609,162	166,445	775,607
Gross profit	$170,856	$56,108	$226,964

Operating expenses	76,015	35,830	111,845
Operating income	$94,841	$20,278	$115,119
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			27,218
Amortization of intangible assets			23,942
Interest expense, net			18,388
Inter-segment eliminations			(763)
Consolidated income before income taxes			$46,334

Capital expenditures	$17,663	$263	$17,926
Depreciation and amortization	$36,289	$4,598	$40,887

	Three Months Ended March 30, 2025
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$754,487	$254,086	$1,008,573
Cost of goods sold	585,096	192,385	777,481
Gross profit	$169,391	$61,701	$231,092

Operating expenses	71,270	36,701	107,971
Operating income	$98,121	$25,000	$123,121
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			31,579
Amortization of intangible assets			24,461
Interest expense, net			19,112
Inter-segment eliminations			1,512
Consolidated income before income taxes			$46,457

Capital expenditures	$17,565	$546	$18,111
Depreciation and amortization	$36,503	$4,572	$41,075

A reconciliation of certain line items pertaining to the total reportable segments to the condensed consolidated financial statements for the three months ended March 29, 2026 and March 30, 2025, and as of March 29, 2026 and December 31, 2025 is as follows:

	Three Months Ended
($ in thousands)	March 29, 2026	March 30, 2025
Net sales:
Total sales for reportable segments	$1,002,571	$1,008,573
Elimination of inter-segment sales	(5,399)	(5,153)
Consolidated net sales	$997,172	$1,003,420

Depreciation and amortization:
Depreciation and amortization for reportable segments	$40,887	$41,075
Corporate depreciation and amortization	1,890	1,571
Consolidated depreciation and amortization	$42,777	$42,646

Capital expenditures:
Capital expenditures for reportable segments	$17,926	$18,111
Corporate capital expenditures	1,000	2,060
Consolidated capital expenditures	$18,926	$20,171

	As of
($ in thousands)	March 29, 2026	December 31, 2025
Total assets:
Manufacturing segment assets	$2,590,646	$2,476,411
Distribution segment assets	508,166	493,308
Corporate assets unallocated to segments	82,159	80,023
Cash and cash equivalents	37,472	26,432
Consolidated total assets	$3,218,443	$3,076,174
The Company's revenue from external customers and long-lived assets are substantially all attributed to the U.S.
NOTE 12. STOCK REPURCHASE PROGRAMS
In November 2024, the Board authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $200 million, including the $72.9 million remaining under the previous authorization. As of March 29, 2026, Patrick had approximately $153.3 million remaining in the amount of the Company's common stock that may be acquired under the current stock repurchase program.
Under the stock repurchase plan, the Company made repurchases of common stock as follows for the respective periods:

	Three Months Ended
($ in millions, except average price data)	March 29, 2026	March 30, 2025
Shares repurchased	127,678	99,763
Average price	$115.08	$85.31
Aggregate cost	$14.7	$8.5

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
In the Company's Form 10-K for the year ended December 31, 2025, the Company described the current status of litigation concerning the Lusher Site Remediation Group. In early July 2023, the Court granted the Company’s Rule 54(b) Motion for Final Judgment on previously dismissed claims and granted the Company’s Motion to Dismiss the plaintiff’s remaining claims against the defendants, without prejudice (the Company’s Motion to Dismiss having been joined by the remaining defendants in the litigation.) The only remaining issue pending in the litigation for the Court’s determination is the plaintiff’s motion to bar contribution claims. The Company has also been named as a potentially responsible party for the related Lusher Street Groundwater Contamination Superfund Site (the "Superfund Site") by the U.S. Environmental Protection Agency (the "EPA"). There has been no change in the status of the proceedings as described in the 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026. The Company does not currently believe that the litigation or the Superfund Site matter are likely to have a material adverse impact on its financial condition, results of operations, or cash flows. However, any litigation is inherently uncertain, the EPA has yet to select a final remedy for the Superfund Site, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
NOTE 14. RELATED PARTY TRANSACTIONS
On March 26, 2026, the Company acquired substantially all of the assets of Revel, LLC, d/b/a Red Rock Aluminum Products ("Revel") and Red Rock, LLC ("Red Rock") for total cash consideration of $7 million. Both companies serve the RV end market. Todd Cleveland, a member of the Company's Board of Directors, indirectly holds a majority interest in each of Revel and Red Rock; accordingly, the transaction is considered a related party transaction. The purchase price is expected to be allocated primarily to working capital, identifiable intangible assets and goodwill. See Note 5 "Acquisitions" for further details.
Mr. Cleveland recused himself from all Board deliberations and approval of the transaction. The Audit Committee, composed solely of independent directors, reviewed and approved the transaction in accordance with the Company's procedures for evaluating related party transactions.
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

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE
Three Months Ended March 29, 2026 Financial Overview
Recreational Vehicle ("RV") Industry
The RV industry is the Company's primary market, and the Company’s RV products are sold primarily to major manufacturers of RVs, smaller original equipment manufacturers ("OEMs"), and to a lesser extent, manufacturers in adjacent industries. The principal types of recreational vehicles include (1) towables: conventional travel trailers, fifth wheels, folding camping trailers, and truck campers; and (2) motorized: class A (large motor homes), class B (van campers), and class C (small-to-mid size motor homes).
For the three months ended March 29, 2026 and March 30, 2025, net sales to the RV industry were 45% and 48% of the Company's net sales, respectively. Net sales to the RV industry decreased 7% for the three months ended March 29, 2026 compared to the prior year period.
According to the RV Industry Association ("RVIA"), RV wholesale unit shipments for the three months ended March 29, 2026 totaled approximately 86,100 units, a decrease of 12% compared to approximately 97,800 units for the three months ended March 30, 2025. We estimate that RV industry retail unit sales decreased 13% for the three months ended March 29, 2026 compared to the prior year period. Wholesale unit shipments exceeded retail unit sales during the period, reflecting lower retail demand and a modest increase in dealer inventory levels.
Marine Industry
The Company’s sales to the marine industry are primarily focused on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum fishing, pontoon and ski & wake.
For the three months ended March 29, 2026 and March 30, 2025, net sales to the marine industry were 17% and 15% of the Company's net sales, respectively. Net sales to the marine industry increased 14% for the three months ended March 29, 2026 compared to the prior year period.
Our marine revenue is generally correlated to marine industry wholesale powerboat unit shipments. According to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"), wholesale powerboat unit shipments decreased 7% for the three months ended March 29, 2026 compared to the three months ended March 30, 2025. We estimate that marine industry retail powerboat unit sales decreased 7% for the three months ended March 29, 2026 compared to the prior year period. Wholesale unit shipments exceeded retail unit sales during the period, reflecting lower retail demand and a modest increase in dealer inventory levels.
Powersports Industry
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
For the three months ended March 29, 2026 and March 30, 2025, net sales to the powersports industry were 10% and 8% of the Company's net sales, respectively. Net sales to the powersports industry increased 28% for the three months ended March 29, 2026 compared to the prior year period.
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
For the three months ended March 29, 2026 and March 30, 2025, net sales to the MH industry were 16% and 17% of the Company's net sales, respectively. Net sales to the MH industry decreased 11% for the three months ended March 29, 2026 compared to the prior year period.
According to Company estimates based on industry data from the Manufactured Housing Institute, MH industry wholesale unit shipments decreased 11% for the three months ended March 29, 2026 compared to the prior year period.
Industrial Market
The industrial market is comprised primarily of U.S. residential housing market and non-housing market categories and includes kitchen cabinet, countertop, hospitality, retail and commercial fixtures, and office and household furniture markets and regional distributors.
For the three months ended March 29, 2026 and March 30, 2025, net sales to the industrial market were 12% of the Company's net sales in both periods. Net sales to the industrial market increased 1% for the three months ended March 29, 2026 compared to the prior year period.
According to the Company estimates based on U.S. Census Bureau data, combined new housing starts increased 1% for the three months ended March 29, 2026 compared to the prior year period, reflecting an increase in multifamily housing starts of 19%, partially offset by a decrease in single-family housing starts of 6%.
RESULTS OF OPERATIONS
Three Months Ended March 29, 2026 Compared to the Three Months Ended March 30, 2025
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Three Months Ended				Amount Change	% Change
($ in thousands)	March 29, 2026		March 30, 2025
Net sales	$997,172	100.0%	$1,003,420	100.0%	$(6,248)	(1)%
Cost of goods sold	770,312	77.2%	774,829	77.2%	(4,517)	(1)%
Gross profit	226,860	22.8%	228,591	22.8%	(1,731)	(1)%
Warehouse and delivery expenses	45,032	4.5%	44,582	4.4%	450	1%
Selling, general and administrative expenses	93,096	9.3%	93,931	9.4%	(835)	(1)%
Amortization of intangible assets	24,010	2.4%	24,509	2.4%	(499)	(2)%
Operating income	64,722	6.5%	65,569	6.5%	(847)	(1)%
Interest expense, net	18,388	1.8%	19,112	1.9%	(724)	(4)%
Income taxes	6,854	0.7%	8,219	0.8%	(1,365)	(17)%
Net income	$39,480	4.0%	$38,238	3.8%	$1,242	3%

Net Sales. Net sales decreased $6.2 million, or 1%, to $997.2 million for the three months ended March 29, 2026 compared to $1.00 billion for the three months ended March 30, 2025. The decrease was driven by lower sales to the RV and MH markets, partially offset by increased sales to the powersports, marine and industrial markets. Sales to the RV market decreased $32.4 million, or 7%, compared to the prior year period, primarily due to a decrease in estimated wholesale unit shipments of approximately 12%. Sales to the MH market decreased $18.7 million, or 11%, compared to the prior year period, primarily due to a decrease in estimated MH industry wholesale unit shipments of approximately 11%. Sales to the powersports market increased $22.7 million, or 28%, compared to the prior year period, primarily reflecting higher attachment rates on premium utility vehicles compared to the prior year period. Sales to the marine market increased $20.8 million, or 14%, primarily attributable to incremental sales from acquisitions completed in the prior year. Sales to the industrial market increased $1.3 million, or 1%, compared to the prior year period, which is attributable to market share gains and product mix shifts by certain customers.
Revenue in the three months ended March 29, 2026 attributable to acquisitions completed during such period was immaterial. Revenue in the three months ended March 30, 2025 attributable to acquisitions completed during such period was $4.3 million.
Cost of Goods Sold. Cost of goods sold decreased $4.5 million, or 1%, to $770.3 million for the three months ended March 29, 2026 compared to $774.8 million for the three months ended March 30, 2025. As a percentage of net sales, cost of goods sold remained flat at 77.2% for both periods.
Gross Profit. Gross profit decreased $1.7 million, or 1%, to $226.9 million for the three months ended March 29, 2026 compared to $228.6 million for the three months ended March 30, 2025. As a percentage of net sales, gross profit remained flat at 22.8% for both periods.
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.5 million, or 1%, to $45.0 million for the three months ended March 29, 2026 compared to $44.6 million for the three months ended March 30, 2025. As a percentage of net sales, warehouse and delivery expenses increased 10 basis points to 4.5% for the three months ended March 29, 2026 compared to 4.4% for the three months ended March 30, 2025.
The increase in warehouse and delivery expenses and increase as a percentage of net sales for the three months ended March 29, 2026 compared to the same period in 2025 is primarily related to higher freight costs.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses decreased $0.8 million, or 1%, to $93.1 million for the three months ended March 29, 2026 compared to $93.9 million for the three months ended March 30, 2025. The decrease in SG&A expenses for the three months ended March 29, 2026 compared to the prior year period is primarily related to a decreased loss on sale of assets and decreased wages and insurance expense, partially offset by increased professional fees and incentive compensation.
As a percentage of net sales, SG&A expenses decreased 10 basis points to 9.3% for the three months ended March 29, 2026 compared to 9.4% for the three months ended March 30, 2025 reflecting the expense changes above.
Amortization of Intangible Assets. Amortization of intangible assets decreased $0.5 million, or 2%, to $24.0 million for the three months ended March 29, 2026 compared to $24.5 million for the three months ended March 30, 2025. The decrease in amortization expense for the three months ended March 29, 2026 compared to the comparable prior year period primarily reflects certain intangible assets that were fully amortized in the prior year.
Operating Income. Operating income decreased $0.8 million, or 1%, to $64.7 million for the three months ended March 29, 2026 compared to $65.6 million for the three months ended March 30, 2025. As a percentage of net sales, operating income remained flat at 6.5% for both periods. The decrease in operating income is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense decreased $0.7 million, or 4%, to $18.4 million for the three months ended March 29, 2026 compared to $19.1 million for the three months ended March 30, 2025. The decrease primarily reflects a lower average interest rate on our outstanding debt compared to the prior year period.

Income Taxes. Income tax expense decreased $1.4 million for the three months ended March 29, 2026, to $6.9 million, compared to $8.2 million for the three months ended March 30, 2025. The effective tax rate was 14.8% and 17.7% for the three months ended March 29, 2026 and March 30, 2025, respectively.
The decrease in income tax expense for the three months ended March 29, 2026 compared to the three months ended March 30, 2025 primarily reflects higher excess tax benefits related to share-based compensation and lower income before income taxes.
SEGMENT REPORTING
The Company's reportable segments, Manufacturing and Distribution, are based on its method of internal reporting. The Company regularly evaluates the performance of the Manufacturing and Distribution segments and allocates resources to them based on a variety of indicators including sales, gross profit and operating income. The Company does not measure profitability at the customer end market (RV, marine, powersports, MH and industrial) level.
Three Months Ended March 29, 2026 Compared to the Three Months Ended March 30, 2025
General

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

	Three Months Ended		Amount Change	% Change
($ in thousands)	March 29, 2026	March 30, 2025
Sales
Manufacturing	$780,018	$754,487	$25,531	3%
Distribution	$222,553	$254,086	$(31,533)	(12)%
Gross Profit
Manufacturing	$170,856	$169,391	$1,465	1%
Distribution	$56,108	$61,701	$(5,593)	(9)%
Operating Income
Manufacturing	$94,841	$98,121	$(3,280)	(3)%
Distribution	$20,278	$25,000	$(4,722)	(19)%
Manufacturing
Sales. Manufacturing segment sales increased $25.5 million, or 3%, to $780.0 million for the three months ended March 29, 2026 compared to $754.5 million for the three months ended March 30, 2025. The manufacturing segment accounted for approximately 78% and 75% of the Company’s sales for the three months ended March 29, 2026 and March 30, 2025, respectively.
Manufacturing segment sales increased due to higher sales to the powersports, marine and industrial markets, partially offset by decreased sales to the RV and MH markets. Sales to the powersports market increased $21.3 million, or 28%, compared to the prior year period, primarily reflecting higher attachment rates on premium utility vehicles compared to the prior year period. Sales to the marine market increased $21.1 million, or 15%, compared to the prior year period, primarily reflecting the impact of acquisitions completed in the prior year. Sales to the industrial market increased $2.1 million, or 2%, compared to the prior year period. Sales to the RV market decreased $14.2 million, or 4%, compared to the prior year period, primarily due to a decrease in estimated RV industry wholesale unit shipments of approximately

12%. Sales to the MH market decreased $5.0 million, or 7%, compared to the prior year period, primarily due to a decrease in estimated MH industry wholesale unit shipments of approximately 11%.
Manufacturing segment sales in the three months ended March 29, 2026 attributable to acquisitions completed during such period were immaterial. Manufacturing segment sales in the three months ended March 30, 2025 attributable to acquisitions completed during such period were $4.3 million.
Gross Profit. Manufacturing segment gross profit increased $1.5 million, or 1%, to $170.9 million for the three months ended March 29, 2026 compared to $169.4 million for the three months ended March 30, 2025. As a percentage of sales, gross profit decreased 60 basis points to 21.9% for the three months ended March 29, 2026 compared to 22.5% for the three months ended March 30, 2025. The decrease in gross profit as a percentage of sales for the three months ended March 29, 2026 compared to the prior year period is attributable to increased labor and manufacturing overhead costs as a percentage of sales, partially offset by decreased material costs as a percentage of sales.
Operating Income. Operating income decreased $3.3 million, or 3%, to $94.8 million for the three months ended March 29, 2026 compared to $98.1 million for the three months ended March 30, 2025. As a percentage of sales, operating income decreased 80 basis points to 12.2% for the three months ended March 29, 2026 compared to 13.0% for the three months ended March 30, 2025. The decrease in operating income and operating income as a percentage of sales is primarily related to the items discussed above combined with an increase in operating expenses and operating expenses as a percentage of sales.
Distribution
Sales. Distribution segment sales decreased $31.5 million, or 12%, to $222.6 million for the three months ended March 29, 2026 compared to $254.1 million for the three months ended March 30, 2025. The distribution segment accounted for approximately 22% and 25% of the Company’s sales for the three months ended March 29, 2026 and March 30, 2025, respectively.
Distribution segment sales decreased due to lower sales to the RV, MH, industrial, and marine markets, partially offset by increased sales to the powersports market. Sales to the RV market decreased $18.2 million, or 14%, compared to the prior year period, primarily attributable to a decrease in estimated RV industry wholesale unit shipments of approximately 12%. Sales to the MH market decreased $13.7 million, or 14%, compared to the prior year period, primarily due to a decrease in estimated MH industry wholesale unit shipments of approximately 11%. Sales to the industrial market decreased $0.8 million, or 8%, compared to the prior year period. Sales to the marine market decreased $0.2 million, or 2%, compared to the prior year period. Sales to the powersports market increased $1.4 million, or 37%, compared to the prior year period.
Gross Profit. Distribution segment gross profit decreased $5.6 million, or 9%, to $56.1 million for the three months ended March 29, 2026 compared to $61.7 million for the three months ended March 30, 2025. As a percentage of sales, gross profit increased 90 basis points to 25.2% for the three months ended March 29, 2026 compared to 24.3% in the prior year period. The increase in gross profit as a percentage of sales for the three months ended March 29, 2026 compared to the prior year period is attributable to decreased labor costs as a percentage of sales.
Operating Income. Operating income decreased $4.7 million, or 19%, to $20.3 million for the three months ended March 29, 2026 compared to $25.0 million for the three months ended March 30, 2025. As a percentage of sales, operating income decreased 70 basis points to 9.1% for the three months ended March 29, 2026 compared to 9.8% in the same period in 2025. The decrease in operating income is primarily related to the items discussed above, partially offset by a decrease in operating expenses compared to the prior year period. The decrease in operating income as a percentage of sales is primarily related to higher operating expenses as a percentage of sales compared to the prior year period, partially offset by the increase in gross profit as a percentage of sales discussed above.
LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of liquidity are cash flows from operations, available cash reserves and borrowing capacity available under the revolving credit and term loan facility (the “2024 Credit Facility”), as discussed in Note 8

"Debt" of the Notes to Condensed Consolidated Financial Statements. Our liquidity as of March 29, 2026 consisted of cash and cash equivalents of $37.5 million and $696.4 million of availability under the 2024 Credit Facility, net of $8.6 million of outstanding letters of credit.
As of March 29, 2026, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under the 2024 Credit Facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on the Company's current cash flow budgets and forecast of short-term and long-term liquidity needs.
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
As of and for the reporting period ended March 29, 2026, the Company was in compliance with its financial covenants as required under the terms of the credit agreement that established the 2024 Credit Facility (the “2024 Credit Agreement”). The required maximum consolidated secured net leverage ratio and the required minimum consolidated interest coverage ratio, as such ratios are defined in the 2024 Credit Agreement, compared to the actual amounts as of March 29, 2026 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.52
Consolidated interest coverage ratio (12-month period)	3.00	6.57
In addition, as of March 29, 2026, the Company's consolidated total net leverage ratio (12-month period) was 2.82. While this ratio is not a covenant under the 2024 Credit Agreement, it is used in determining the applicable borrowing margin under the 2024 Credit Agreement.
Cash Flows
Operating Activities: Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash used in operating activities was $14.0 million for the three months ended March 29, 2026 compared to net cash provided by operating activities of $40.1 million for the three months ended March 30, 2025. The change in operating cash flows is primarily attributable to a $106.9 million use of cash from operating assets and liabilities, net of business acquisitions, compared to a $41.6 million use of cash in the prior year period, partially offset by a $1.2 million increase in net income compared to the three months ended March 30, 2025
Investing Activities: Net cash used in investing activities decreased $40.2 million to $25.9 million for the three months ended March 29, 2026 compared to $66.1 million for the three months ended March 30, 2025 due to a decrease in cash used in business acquisitions, which were $7.2 million for the three months ended March 29, 2026 compared to $47.6 million for the three months ended March 30, 2025.

Financing Activities: Net cash provided by financing activities decreased $28.0 million, or 35%, to $51.0 million for the three months ended March 29, 2026 compared to $79.0 million for the three months ended March 30, 2025, primarily due to a decrease in net borrowings under our revolving credit facility of $95.0 million compared to $110.0 million for the three months ended March 30, 2025 and increased stock repurchases of $14.7 million compared to $8.5 million in the prior year period.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1, “Basis of Presentation and Significant Accounting Policies” to the accompanying Condensed Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies which are summarized in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026.
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
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in this quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from those set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements. Information about certain risks that could affect our business and cause actual results to differ from those expressed or implied in the forward-looking statements are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and in the Company's Forms 10-Q for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations
As of March 29, 2026, our total debt obligations under our 2024 Credit Agreement were under Secured Overnight Financing Rate ("SOFR")-based interest rates. A 100-basis point increase in the underlying SOFR rates would result in additional annual interest cost of approximately $2.9 million, assuming average borrowings during 2026, including the Revolver due 2029 and Term Loan due 2029, subject to variable rates were equal to the amount of such borrowings outstanding at March 29, 2026, excluding deferred financing costs related to the Revolver due 2029 and Term Loan due 2029.
Commodity Volatility
The prices of key raw materials, consisting primarily of lauan, gypsum, fiberglass, particleboard, aluminum, softwoods and hardwoods lumber, resin, and petroleum-based products, are influenced by demand and other factors specific to these commodities as well as general inflationary pressures, including those driven by supply chain and logistical disruptions. Prices of certain commodities have historically been volatile and continued to fluctuate in 2026. During periods of volatile commodity prices, we have generally been able to pass both price increases and decreases to our customers in the form of price adjustments. We are exposed to risks during periods of commodity volatility because there can be no assurance future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw material cost increases or decreases. We do not believe that commodity price volatility had a material effect on results of operations for the periods presented.
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
In connection with the pricing of the 1.75% Convertible Notes, we entered into convertible note hedge transactions with certain of the initial purchasers and/or their respective affiliates (the “option counterparties”). At the same time, we entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the 1.75% Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants described in Note 9 "Derivative Financial Instruments" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during three months ended March 29, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities. None.
(b) Use of Proceeds. None.
(c) Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock for the three months ended March 29, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 25, 2026	652	$111.01	—	$168,031,000
January 26 - March 1, 2026	79,806	$129.40	—	$168,031,000
March 2 - March 29, 2026	135,286	$114.21	127,678	$153,338,000
	215,744		127,678
(1)Amount includes 88,066 shares of common stock purchased by the Company in the period for the purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards and the exercise of stock options and stock appreciation rights held by the employees.
(2)See Note 12 "Stock Repurchase Programs" of the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program.
ITEM 5. OTHER INFORMATION
For the three months ended March 29, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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

Date: May 7, 2026	By:	/s/ Matthew S. Filer
Matthew S. Filer
Executive Vice President - Finance, Chief Financial Officer, and Treasurer