Form 10-Q
period 2026-06-28
PATRICK INDUSTRIES INC
filed 2026-08-06
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of July 31, 2026, there were 32,118,264 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
($ and shares in thousands, except per share data)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net sales	$1,041,704	$1,047,554	$2,038,876	$2,050,974
Cost of goods sold	794,129	796,922	1,564,441	1,571,751
Gross profit	247,575	250,632	474,435	479,223

Operating expenses:
Warehouse and delivery	50,608	46,075	95,640	90,657
Selling, general and administrative	96,188	93,206	189,284	187,137
Amortization of intangible assets	23,744	24,629	47,754	49,138
Total operating expenses	170,540	163,910	332,678	326,932
Operating income	77,035	86,722	141,757	152,291
Interest expense, net	18,978	18,869	37,366	37,981
Other expenses	—	24,420	—	24,420
Income before income taxes	58,057	43,433	104,391	89,890
Income taxes	14,636	10,997	21,490	19,216
Net income	$43,421	$32,436	$82,901	$70,674

Basic earnings per common share	$1.36	$1.00	$2.57	$2.17
Diluted earnings per common share	$1.28	$0.96	$2.37	$2.07

Weighted average shares outstanding – Basic	31,913	32,520	32,199	32,595
Weighted average shares outstanding – Diluted	33,973	33,823	34,993	34,116
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
($ in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$43,421	$32,436	$82,901	$70,674
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	31	(6)	42	(2)
Other	(256)	—	(216)	—
Total other comprehensive loss	(225)	(6)	(174)	(2)
Comprehensive income	$43,196	$32,430	$82,727	$70,672
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	June 28, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$29,160	$26,432
Trade and other receivables, net	276,863	185,405
Inventories	653,255	595,265
Prepaid expenses and other	63,180	66,020
Total current assets	1,022,458	873,122
Property, plant and equipment, net	410,230	408,502
Operating lease right-of-use assets	227,533	199,087
Goodwill	839,716	840,101
Intangible assets, net	699,337	742,561
Other non-current assets	12,012	12,801
Total assets	$3,211,286	$3,076,174
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,250	$6,250
Current operating lease liabilities	57,977	54,956
Accounts payable	224,474	192,448
Accrued liabilities	94,135	94,412
Other current liabilities	416	424
Total current liabilities	383,252	348,490
Long-term debt, less current maturities, net	1,412,496	1,282,821
Long-term operating lease liabilities	174,717	148,889
Deferred tax liabilities, net	96,079	96,875
Other long-term liabilities	13,666	14,802
Total liabilities	2,080,210	1,891,877
Shareholders' equity
Preferred shares, no par value per share, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value per share, 60,000,000 shares authorized, 32,124,821 and 33,224,772 issued and outstanding as of June 28, 2026 and December 31, 2025, respectively	201,986	208,210
Accumulated other comprehensive loss	(1,050)	(876)
Retained earnings	930,140	976,963
Total shareholders' equity	1,131,076	1,184,297
Total liabilities and shareholders' equity	$3,211,286	$3,076,174
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
($ in thousands)	June 28, 2026	June 29, 2025
Cash flows from operating activities
Net income	$82,901	$70,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,790	85,255
Stock-based compensation expense	11,986	11,300
Deferred income taxes	(796)	(7,782)
Amortization of deferred debt financing costs	1,660	1,611
(Gain) loss on sale of property, plant and equipment	(584)	2,094
Other	706	(1,422)
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(91,000)	(88,883)
Inventories	(56,504)	4,655
Prepaid expenses and other assets	3,378	4,493
Accounts payable, accrued liabilities and other	31,370	107,472
Net cash provided by operating activities	68,907	189,467
Cash flows from investing activities
Purchases of property, plant and equipment	(36,558)	(38,446)
Proceeds from sale of property, plant and equipment	1,645	1,832
Business acquisitions, net of cash acquired	(7,297)	(48,140)
Other investing activities	(2,007)	(1,864)
Net cash used in investing activities	(44,217)	(86,618)
Cash flows from financing activities
Term debt repayments	(1,563)	(1,563)
Borrowings on revolver	560,724	345,536
Repayments on revolver	(430,724)	(390,536)
Stock repurchases under buyback program	(106,133)	(31,969)
Cash dividends paid to shareholders	(31,208)	(26,951)
Taxes paid for share-based payment arrangements	(11,270)	(8,611)
Payment of contingent consideration from business acquisitions	(1,750)	(33)
Other financing activities	(38)	(309)
Net cash used in financing activities	(21,962)	(114,436)
Net increase (decrease) in cash and cash equivalents	2,728	(11,587)
Cash and cash equivalents at beginning of year	26,432	33,561
Cash and cash equivalents at end of period	$29,160	$21,974
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months Ended June 28, 2026
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 29, 2026	$202,231	$(825)	$986,964	$1,188,370
Net income	—	—	43,421	43,421
Dividends declared	—	—	(14,945)	(14,945)
Other comprehensive loss, net of tax	—	(225)	—	(225)
Stock repurchases under buyback program	(6,140)	—	(85,300)	(91,440)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(113)	—	—	(113)
Stock-based compensation expense	6,008	—	—	6,008
Balance at June 28, 2026	$201,986	$(1,050)	$930,140	$1,131,076

	Three Months Ended June 29, 2025
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 30, 2025	$198,408	$(922)	$943,782	$1,141,268
Net income	—	—	32,436	32,436
Dividends declared	—	—	(13,164)	(13,164)
Other comprehensive loss, net of tax	—	(6)	—	(6)
Stock repurchases under buyback program	(1,676)	—	(21,782)	(23,458)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(18)	—	—	(18)
Stock-based compensation expense	6,051	—	—	6,051
Balance at June 29, 2025	$202,765	$(928)	$941,272	$1,143,109
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Six Months Ended June 28, 2026
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2025	$208,210	$(876)	$976,963	$1,184,297
Net income	—	—	82,901	82,901
Dividends declared	—	—	(30,531)	(30,531)
Other comprehensive loss, net of tax	—	(174)	—	(174)
Stock repurchases under buyback program	(6,940)	—	(99,193)	(106,133)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(11,270)	—	—	(11,270)
Stock-based compensation expense	11,986	—	—	11,986
Balance at June 28, 2026	$201,986	$(1,050)	$930,140	$1,131,076

	Six Months Ended June 29, 2025
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2024	$202,353	$(926)	$926,939	$1,128,366
Net income	—	—	70,674	70,674
Dividends declared	—	—	(26,649)	(26,649)
Other comprehensive loss, net of tax	—	(2)	—	(2)
Stock repurchases under buyback program	(2,277)	—	(29,692)	(31,969)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(8,611)	—	—	(8,611)
Stock-based compensation expense	11,300	—	—	11,300
Balance at June 29, 2025	$202,765	$(928)	$941,272	$1,143,109
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of June 28, 2026 and December 31, 2025, its results of operations for the three and six months ended June 28, 2026 and June 29, 2025, and its cash flows for the six months ended June 28, 2026 and June 29, 2025.
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
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2026 ended on June 28, 2026, and the second quarter of fiscal year 2025 ended on June 29, 2025.
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
Other expenses
Other expenses were zero for the three and six months ended June 28, 2026. During the three and six months ended June 29, 2025, the Company recognized a legal settlement expense of $24.4 million, related to a motor vehicle accident that resulted in two fatalities, within "Other expenses" in the Company's condensed consolidated statements of income.
Summary of Significant Accounting Policies
A summary of significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026.

Major Customer Concentration
The Company had two major customers that accounted for the following consolidated net sales for the three and six months ended June 28, 2026 and June 29, 2025:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Percentage of total net sales:
Customer 1	12%	14%	13%	15%
Customer 2	12%	14%	13%	15%

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

NOTE 2. REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of all intercompany sales, is disaggregated by market type and by reportable segment:

	Three Months Ended June 28, 2026
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$291,091	$115,930	$407,021
Marine	178,804	12,548	191,352
Powersports	117,167	5,901	123,068
Manufactured Housing	80,450	94,729	175,179
Industrial	135,109	9,975	145,084
Total	$802,621	$239,083	$1,041,704

	Three Months Ended June 29, 2025
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$331,269	$148,006	$479,275
Marine	144,407	12,085	156,492
Powersports	91,719	4,659	96,378
Manufactured Housing	81,537	100,910	182,447
Industrial	122,739	10,223	132,962
Total	$771,671	$275,883	$1,047,554

	Six Months Ended June 28, 2026
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$622,854	$230,657	$853,511
Marine	339,247	21,990	361,237
Powersports	215,696	10,989	226,685
Manufactured Housing	151,789	177,956	329,745
Industrial	249,067	18,631	267,698
Total	$1,578,653	$460,223	$2,038,876

	Six Months Ended June 29, 2025
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$677,242	$280,925	$958,167
Marine	283,773	21,766	305,539
Powersports	168,953	8,365	177,318
Manufactured Housing	157,864	197,809	355,673
Industrial	234,601	19,676	254,277
Total	$1,522,433	$528,541	$2,050,974

Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.
NOTE 3. INVENTORY
Inventories consisted of the following:

($ in thousands)	June 28, 2026	December 31, 2025
Raw materials	$364,909	$315,508
Work in process	21,185	19,586
Finished goods	135,025	128,766
Less: reserve for inventory excess and obsolescence	(16,936)	(14,754)
Total manufactured goods, net	504,183	449,106
Materials purchased for resale (distribution products)	157,680	154,319
Less: reserve for inventory excess and obsolescence	(8,608)	(8,160)
Total materials purchased for resale (distribution products), net	149,072	146,159
Total inventories	$653,255	$595,265
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended June 28, 2026 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at December 31, 2025	$722,030	$118,071	$840,101
Acquisitions	307	2,748	3,055
Adjustments to preliminary purchase price allocations	(3,440)	—	(3,440)
Balance at June 28, 2026	$718,897	$120,819	$839,716

Intangible assets, net consisted of the following as of June 28, 2026 and December 31, 2025:

($ in thousands)	June 28, 2026	December 31, 2025
Customer relationships	$953,969	$949,448
Non-compete agreements	27,376	27,376
Patents	94,959	94,949
Trademarks	230,877	230,877
Intangible assets, gross	1,307,181	1,302,650
Less: accumulated amortization
Customer relationships	(549,470)	(506,656)
Non-compete agreements	(23,183)	(22,204)
Patents	(35,191)	(31,229)
Intangible assets, net	$699,337	$742,561
Changes in the carrying value of intangible assets by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at December 31, 2025	$624,213	$118,348	$742,561
Additions	559	3,971	4,530
Amortization	(40,250)	(7,504)	(47,754)
Balance at June 28, 2026	$584,522	$114,815	$699,337
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
The Company completed two acquisitions during the six months ended June 28, 2026 (the "2026 Acquisitions"). Acquisition-related costs associated with the 2026 Acquisitions were immaterial. Net sales included in the Company's condensed consolidated statements of income related to the 2026 Acquisitions were $1.8 million for both the three and six months ended June 28, 2026, and operating income was $0.3 million for both the three and six months ended June 28, 2026. Assets acquired and liabilities assumed in the acquisitions were recorded on the Company's condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one year measurement period.
The Company completed two acquisitions during the six months ended June 29, 2025. Acquisition-related costs associated with such acquisitions were immaterial. For the three and six months ended June 29, 2025, net sales included in the Company's condensed consolidated statements of income related to the acquisitions completed in the six months ended June 29, 2025 were $8.9 million and $13.2 million, respectively, and operating losses were $0.3 million and $0.4 million, respectively.
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

Changes in the contingent consideration liability are as follows:

	Three Months Ended		Six Months Ended
($ in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Fair value at beginning of period	$1,777	$3,792	$2,445	$3,608
Additions	—	—	—	1,800
Fair value adjustments	—	—	1,098	(1,600)
Settlements	(16)	(16)	(1,782)	(32)
Fair value at end of period	$1,761	$3,776	$1,761	$3,776
The following table shows the balance sheet location of the fair value of contingent consideration and the maximum amount of contingent consideration payments the Company may be subject to:

($ in thousands)	June 28, 2026	December 31, 2025
Accrued liabilities	$1,161	$1,383
Other long-term liabilities	600	1,062
Total fair value of contingent consideration	$1,761	$2,445
Maximum amount of contingent consideration	$9,228	$9,343
2026 Acquisitions
The Company completed two acquisitions during the six months ended June 28, 2026. Total cash consideration for the 2026 Acquisitions was approximately $7.0 million, plus a working capital holdback in connection with both acquisitions. As the Company finalizes the fair value of the acquired assets and assumed liabilities, additional purchase price adjustments may be recorded during the measurement period. Changes to preliminary purchase accounting estimates recorded during the three and six months ended June 28, 2026 related to the 2026 Acquisitions were immaterial.
2025 Acquisitions
The Company completed five acquisitions during the year ended December 31, 2025 (the "2025 Acquisitions"). Total cash consideration for the 2025 Acquisitions was approximately $118.0 million, plus working capital holdbacks and contingent consideration over a less than two-year period based on future performance in connection with certain acquisitions. Purchase price allocations and all valuation activities in connection with two of the 2025 Acquisitions have been finalized. Changes to preliminary purchase accounting estimates recorded during the three and six months ended June 28, 2026 related to the 2025 Acquisitions were immaterial.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of each of the 2026 Acquisitions and 2025 Acquisitions:

($ in thousands)	2026 Acquisitions	2025 Acquisitions
Consideration:
Cash, net of cash acquired	$6,952	$117,981
Working capital holdback and other, net	100	551
Contingent consideration (1)	—	2,950
Total consideration	$7,052	$121,482

Assets Acquired:
Trade receivables	$492	$8,976
Inventories	1,618	18,710
Prepaid expenses & other	44	471
Property, plant & equipment	—	29,904
Operating lease right-of-use assets	99	1,119
Identifiable intangible assets:
Customer relationships	2,700	20,790
Non-compete agreements	—	1,600
Patents and developed technology	—	5,230
Trademarks	—	5,350
Liabilities Assumed:
Current portion of operating lease obligations	(80)	(364)
Accounts payable & accrued liabilities	(857)	(7,785)
Operating lease obligations	(19)	(755)
Total fair value of net assets acquired	3,997	83,246
Goodwill (2)	3,055	38,236
Total purchase price allocation	$7,052	$121,482
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

Pro Forma Information (Unaudited)
The following pro forma information for the three and six months ended June 28, 2026 and June 29, 2025 assumes the 2026 Acquisitions and 2025 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2026 Acquisitions and 2025 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.
The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes incremental amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of zero and $0.5 million for the three and six months ended June 28, 2026, respectively, and $0.1 million and $1.0 million for the three and six months ended June 29, 2025, respectively.

	Three Months Ended		Six Months Ended
($ in thousands, except per share data)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenue	$1,041,704	$1,060,094	$2,041,175	$2,082,507
Net income	$43,421	$32,945	$82,755	$71,199
Basic earnings per common share	$1.36	$1.01	$2.57	$2.18
Diluted earnings per common share	$1.28	$0.97	$2.36	$2.09
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisitions been consummated as of the periods indicated above.
NOTE 6. STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense, net of forfeitures, of approximately $6.0 million and $12.0 million in the three and six months ended June 28, 2026, respectively, and $6.1 million and $11.3 million in the three and six months ended June 29, 2025, respectively.
The Board approved various share grants under the Company’s 2009 Omnibus Incentive Plan for the six months ended June 28, 2026 totaling 183,643 shares in the aggregate at an average fair value of $127.20 per share at grant date for a total fair value at grant date of $23.4 million.
Stock Appreciation Rights ("SARs"):
On February 25, 2025, the Board approved the grant of 329,850 SARs divided into four tranches at exercise prices of $92.72, $110.76, $132.31 and $158.05 per share. The SARs vest pro-ratably over four years from the grant date and have nine-year contractual terms. The SARs are to be settled in shares of common stock or, at the sole discretion of the Board, in cash. As of June 28, 2026, the total remaining unrecognized cost was $3.5 million which will be expensed ratably over the four-year vesting period.
Stock Options:
On February 25, 2025, the Board approved the grant of 329,850 stock options at an exercise price per share of $92.72. The stock options vest pro-rata over four years from the grant date and have nine-year contractual terms. As of June 28, 2026, the total remaining unrecognized cost was $4.9 million which will be expensed ratably over the four-year vesting period.

The Company estimates the fair value of the stock options and SARs awards as of the grant date by applying the Black-Scholes option-pricing model. The following are the assumptions that were used in calculating the fair value of stock options and SARs granted in February 2025:

Expected term	9 years
Expected volatility	24%
Risk-free interest rate	4.25%
Dividend yield	1.77%
NOTE 7. EARNINGS PER COMMON SHARE
Earnings per common share are as follows:

($ and shares in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Numerator:
Net income attributable to common shares	$43,421	$32,436	$82,901	$70,674
Denominator:
Weighted average common shares outstanding - basic	31,913	32,520	32,199	32,595
Weighted average impact of potentially dilutive convertible notes	1,275	903	1,575	984
Weighted average impact of potentially dilutive warrants	641	199	1,012	295
Weighted average impact of potentially dilutive securities	144	201	207	242
Weighted average common shares outstanding - diluted	33,973	33,823	34,993	34,116
Earnings per common share:
Basic earnings per common share	$1.36	$1.00	$2.57	$2.17
Diluted earnings per common share	$1.28	$0.96	$2.37	$2.07
An immaterial amount of securities were not included in the computation of diluted earnings per common share as they are considered anti-dilutive for the periods presented.

NOTE 8. DEBT
A summary of total debt outstanding is as follows:

($ in thousands)	June 28, 2026	December 31, 2025
Long-term debt:
Term loan due 2029	$115,625	$117,188
Revolver due 2029	205,000	75,000
1.75% convertible notes due 2028	258,701	258,701
4.75% senior notes due 2029	350,000	350,000
6.375% senior notes due 2032	500,000	500,000
Total debt	1,429,326	1,300,889
Less: convertible notes deferred financing costs, net	(2,425)	(2,915)
Less: term loan deferred financing costs, net	(374)	(430)
Less: senior notes deferred financing costs, net	(7,781)	(8,473)
Less: current maturities of long-term debt	(6,250)	(6,250)
Total long-term debt, less current maturities, net	$1,412,496	$1,282,821
As of June 28, 2026, the Company maintained a senior secured credit facility comprised of a $875 million revolving credit facility (the "Revolver due 2029") and a $125 million term loan (the "Term Loan due 2029") and together with the Revolver due 2029, (the "2024 Credit Facility").
The interest rate for incremental borrowings under the Revolver due 2029 as of June 28, 2026 was the Secured Overnight Financing Rate (“SOFR”) plus 1.75% (or 5.40%) for the SOFR-based option. The fee payable on committed but unused portions of the Revolver due 2029 was 0.225% as of June 28, 2026.
Total cash interest paid was $31.5 million and $33.3 million for the three and six months ended June 28, 2026, respectively, and $32.9 million and $34.6 million for the three and six months ended June 29, 2025, respectively.
Conditional Conversion Feature of the 1.75% Convertible Senior Notes due 2028
As of June 28, 2026, the conditional conversion feature of the 1.75% Convertible Senior Notes due 2028 (the “1.75% Convertible Notes”) related to the price of our common stock equaling or exceeding 130% of the conversion price was triggered. As a result, the 1.75% Convertible Notes are convertible, in whole or in part, at the option of the holders from July 1, 2026 to September 30, 2026. Whether the 1.75% Convertible Notes will be convertible in subsequent periods will depend on the continued satisfaction of this condition or another conversion condition in the future. The 1.75% Convertible Notes were also convertible in each calendar quarter beginning with the quarter ended December 31, 2024 based on satisfying this condition in the respective prior calendar quarter. There were no conversions of the 1.75% Convertible Notes during the period from January 1, 2026 to June 30, 2026. The Company has the intent and ability to utilize available borrowing capacity under the Revolver due 2029 to satisfy any cash conversion obligations that it may have, should holders choose to exercise their conversion rights during the period noted above.

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities as of June 28, 2026 and December 31, 2025:

	June 28, 2026			December 31, 2025
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
1.75% convertible notes due 2028 (1)	$—	$389.1	$—	$—	$442.4	$—
4.75% senior notes due 2029 (1)	$—	$342.6	$—	$—	$347.1	$—
6.375% senior notes due 2032 (1)	$—	$497.0	$—	$—	$514.1	$—
Term loan due 2029 (1) (2)	$—	$115.6	$—	$—	$117.2	$—
Revolver due 2029 (1) (2)	$—	$205.0	$—	$—	$75.0	$—
Contingent consideration (3)	$—	$—	$1.8	$—	$—	$2.4
(1)The amounts of these notes listed above are the fair values for disclosure purposes only, and they are recorded in the Company's condensed consolidated balance sheets as of June 28, 2026 and December 31, 2025 at carrying value.
(2)The carrying amounts of our term loan and revolving credit facility approximate fair value as of June 28, 2026 and December 31, 2025 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
(3)The estimated fair value of the Company's contingent consideration is discussed further in Note 5 "Acquisitions".
NOTE 10. INCOME TAXES
The effective tax rate was 25.2% and 25.3% for the three months ended June 28, 2026 and June 29, 2025, respectively, and the effective tax rate for the comparable six month periods was 20.6% and 21.4%, respectively. For the three and six months ended June 28, 2026, effective tax rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $0.6 million and $5.7 million, respectively. For the three and six months ended June 29, 2025, the impact of such excess tax benefits was immaterial and $3.0 million, respectively.

Cash paid for income taxes, net of refunds, was $2.0 million and $2.9 million for the three and six months ended June 28, 2026, respectively, and $14.9 million and $22.3 million for the three and six months ended June 29, 2025, respectively.
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

The following tables summarize key financial information by segment:

	Three Months Ended June 28, 2026
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$806,923	$240,753	$1,047,676
Cost of goods sold	623,360	179,346	802,706
Gross profit	$183,563	$61,407	$244,970

Operating expenses	80,153	39,793	119,946
Operating income	$103,410	$21,614	$125,024
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			27,792
Amortization of intangible assets			23,720
Interest expense, net			18,978
Inter-segment elimination			(3,523)
Consolidated income before income taxes			$58,057

Capital expenditures	$17,412	$220	$17,632
Depreciation and amortization	$36,398	$4,592	$40,990

	Three Months Ended June 29, 2025
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$776,520	$277,488	$1,054,008
Cost of goods sold	597,232	205,314	802,546
Gross Profit	$179,288	$72,174	$251,462

Operating expenses	76,165	39,756	115,921
Operating income	$103,123	$32,418	$135,541
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			24,305
Amortization of intangible assets			24,515
Interest expense, net			18,869
Inter-segment elimination			(1)
Other expense			24,420
Consolidated income before income taxes			$43,433

Capital expenditures	$12,256	$8	$12,264
Depreciation and amortization	$36,413	$4,559	$40,972

	Six Months Ended June 28, 2026
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$1,586,941	$463,306	$2,050,247
Cost of goods sold	1,232,522	345,791	1,578,313
Gross profit	$354,419	$117,515	$471,934

Operating expenses	156,168	75,623	231,791
Operating income	$198,251	$41,892	$240,143
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			55,010
Amortization of intangible assets			47,662
Interest expense, net			37,366
Inter-segment eliminations			(4,286)
Consolidated income before income taxes			$104,391

Capital expenditures	$35,075	$483	$35,558
Depreciation and amortization	$72,687	$9,190	$81,877

	Six Months Ended June 29, 2025
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$1,531,007	$531,574	$2,062,581
Cost of goods sold	1,182,328	397,699	1,580,027
Gross profit	$348,679	$133,875	$482,554

Operating expenses	147,435	76,457	223,892
Operating income	$201,244	$57,418	$258,662
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			55,884
Amortization of intangible assets			48,976
Interest expense, net			37,981
Inter-segment eliminations			1,511
Other expense			24,420
Consolidated income before income taxes			$89,890

Capital expenditures	$29,821	$554	$30,375
Depreciation and amortization	$72,916	$9,131	$82,047

A reconciliation of certain line items pertaining to the total reportable segments to the condensed consolidated financial statements for the three and six months ended June 28, 2026 and June 29, 2025, and as of June 28, 2026 and December 31, 2025 is as follows:

	Three Months Ended		Six Months Ended
($ in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net sales:
Total sales for reportable segments	$1,047,676	$1,054,008	$2,050,247	$2,062,581
Elimination of inter-segment sales	(5,972)	(6,454)	(11,371)	(11,607)
Consolidated net sales	$1,041,704	$1,047,554	$2,038,876	$2,050,974

Depreciation and amortization:
Depreciation and amortization for reportable segments	$40,990	$40,972	$81,877	$82,047
Corporate depreciation and amortization	2,023	1,637	3,913	3,208
Consolidated depreciation and amortization	$43,013	$42,609	$85,790	$85,255

Capital expenditures:
Capital expenditures for reportable segments	$17,632	$12,264	$35,558	$30,375
Corporate capital expenditures	—	6,011	1,000	8,071
Consolidated capital expenditures	$17,632	$18,275	$36,558	$38,446

	As of
($ in thousands)	June 28, 2026	December 31, 2025
Total assets:
Manufacturing segment assets	$2,591,367	$2,476,411
Distribution segment assets	512,044	493,308
Corporate assets unallocated to segments	78,715	80,023
Cash and cash equivalents	29,160	26,432
Consolidated total assets	$3,211,286	$3,076,174
The Company's revenue from external customers and long-lived assets are substantially all attributed to the U.S.
NOTE 12. STOCK REPURCHASE PROGRAMS
In November 2024, the Board authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $200 million, including the $72.9 million remaining under the previous authorization. As of June 28, 2026, Patrick had approximately $61.9 million remaining in the amount of the Company's common stock that may be acquired under the current stock repurchase program.
Under the stock repurchase plan, the Company made repurchases of common stock as follows for the respective periods:

	Three Months Ended		Six Months Ended
($ in millions, except average price data)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Shares repurchased	980,000	277,849	1,107,678	377,612
Average price	$93.31	$84.43	$95.82	$84.66
Aggregate cost	$91.4	$23.5	$106.1	$32.0

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
On or about May 1, 2026, three current employees filed a putative class action lawsuit against Patrick Industries, Inc. (the “Company”) in the U.S. District Court for the Northern District of Indiana, captioned Wilds, et al. v. Patrick Industries, Inc., Case No. 3:26-cv-00582. The plaintiffs brought the action individually and on behalf of a proposed class of participants and beneficiaries in the Company’s employee benefit plans.
The complaint alleges that the Company imposed tobacco-related surcharges through a wellness program that did not comply with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Public Health Service Act, and related regulations. The plaintiffs allege, among other claims, that the Company failed to provide a reasonable alternative standard, provided insufficient notices and disclosures, and breached certain fiduciary duties under ERISA.

The litigation is in its early stages. At this time, the Company is unable to predict the outcome of the matter or reasonably estimate the amount or range of any potential loss. Accordingly, the Company has not recorded a liability related to this matter.
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

NOTE 15. SUBSEQUENT EVENTS
On June 30, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LCI Industries (“LCI”), Planet First Merger Sub Inc., a wholly owned subsidiary of the Company, and Planet Second Merger Sub LLC, a wholly owned subsidiary of the Company. The boards of directors of both the Company and LCI unanimously approved the Merger Agreement and the transactions contemplated thereby.
Under the Merger Agreement, and subject to the satisfaction or waiver of customary closing conditions, LCI will merge with a subsidiary of the Company and ultimately become a wholly owned subsidiary of the Company. At the effective time of the merger, each issued and outstanding share of LCI common stock, par value $0.01 per share, other than certain excluded shares, will be converted into the right to receive 1.2440 shares of the Company’s common stock, no par value, plus cash in lieu of fractional shares. Following completion of the transaction, existing Company shareholders are expected to own approximately 52% of the combined company, and existing LCI shareholders are expected to own approximately 48%. The Merger Agreement also restricts the Company from repurchasing its common stock prior to the closing of the transaction.
The transaction is subject to customary closing conditions, including shareholder approvals by both companies, regulatory approvals, effectiveness of a Form S-4 registration statement, Nasdaq approval of the shares to be issued, and other customary conditions. The transaction is expected to close in the first half of 2027. The Merger Agreement contains customary termination rights and provides for a termination fee of $94.2 million payable by either party under specified circumstances.
For the three and six months ended June 28, 2026, the Company incurred $0.4 million of merger related costs in connection with the merger, which are included in Selling, general and administrative expenses in the Company's condensed consolidated statements of income.
The merger has not been completed as of the date these unaudited condensed consolidated financial statements were issued.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Patrick Industries, Inc. This MD&A should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report. In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on page 36 of this Report. The Company undertakes no obligation to update these forward-looking statements.
EXECUTIVE SUMMARY
Recent Events
On June 30, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LCI Industries (“LCI”) and two wholly owned merger subsidiaries of the Company. The boards of directors of both the Company and LCI unanimously approved the Merger Agreement and the transactions contemplated thereby. Under the Merger Agreement, and subject to customary closing conditions, LCI will merge with subsidiaries of the Company and become a wholly owned subsidiary of the Company. At the effective time of the merger, each issued and outstanding share of LCI common stock, par value $0.01 per share, other than certain excluded shares, will be converted into the right to receive 1.2440 shares of the Company’s common stock, no par value, plus cash in lieu of fractional shares. Following completion of the transaction, existing Company shareholders are expected to own approximately 52% of the combined company, and existing LCI shareholders are expected to own approximately 48%. The transaction remains subject to customary closing conditions, including shareholder and regulatory approvals, and has not been completed as of the date of this filing.
In connection with the pending merger, the Company expects to incur additional transaction and integration-related costs, including legal, financial advisory, accounting, consulting, regulatory, filing and other related costs, some of which will be incurred regardless of whether the transaction is completed. The amount and timing of these costs cannot be estimated with certainty at this time and will depend on, among other things, the timing and outcome of required shareholder and regulatory approvals and integration planning. In addition, if the Merger Agreement is terminated under specified circumstances, the Company may be required to pay LCI a termination fee of $94.2 million. The Company expects to fund merger-related costs from cash on hand, cash from operations and/or borrowings under the revolving credit and term loan facility (the “2024 Credit Facility”).
Overview of Markets and Related Industry Performance
Three and Six Months Ended June 28, 2026 Financial Overview
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
Net sales to the RV industry were 39% and 42% of the Company's net sales for the three and six months ended June 28, 2026, respectively, and 46% and 47% for the three and six months ended June 29, 2025, respectively. Net sales to the RV industry decreased 15% and 11% for the three and six months ended June 28, 2026, respectively, compared to the prior year periods.
According to the RV Industry Association ("RVIA"), RV wholesale unit shipments for the three months ended June 28, 2026 totaled approximately 77,600 units, a decrease of 16% compared to approximately 92,900 units for the three months ended June 29, 2025. We estimate that RV industry retail unit sales decreased 12% for the three months ended June 28, 2026 compared to the prior year period. Retail unit sales exceeded wholesale unit shipments in the three months ended June 28, 2026 as RV OEMs maintained lower production volumes.
According to the RVIA, RV wholesale unit shipments for the first six months of 2026 totaled approximately 163,600 units, a decrease of 14% from approximately 190,700 units for the first six months of 2025. While we estimate RV industry retail unit sales for the first six months of 2026 decreased by approximately 14% compared to the first six months of 2025, we estimate that wholesale unit shipments exceeded retail unit sales during the period, reflecting lower retail demand and a modest increase in dealer inventory levels.
Marine Industry
The Company’s sales to the marine industry are primarily focused on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum fishing, pontoon and ski & wake.
Net sales to the marine industry were 18% of the Company's net sales for both the three and six months ended June 28, 2026, and 15% for both the three and six months ended June 29, 2025. Net sales to the marine industry increased 22% and 18% in the three and six months ended June 28, 2026, respectively, compared to the prior year periods.

Our marine revenue is generally correlated to marine industry wholesale powerboat unit shipments. According to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"), wholesale powerboat unit shipments remained flat and decreased 2% for the three and six months ended June 28, 2026, respectively, compared to the prior year periods. We estimate that marine industry retail powerboat unit sales decreased 6% and 5% for the three and six months ended June 28, 2026, respectively, compared to the prior year periods, primarily due to the current macroeconomic environment faced by the end consumer, such as economic uncertainty and volatile oil prices.
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
Net sales to the powersports industry were 12% and 11% of the Company's net sales for the three and six months ended June 28, 2026, respectively, and 9% for both the three and six months ended June 29, 2025. Net sales to the powersports industry increased 28% for both the three and six months ended June 28, 2026 compared to the prior year periods.
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
Net sales to the MH industry were 17% and 16% of the Company's net sales for the three and six months ended June 28, 2026, respectively, and 17% for both the three and six months ended June 29, 2025. Net sales to the MH industry decreased 4% and 7% for the three and six months ended June 28, 2026, respectively, compared to the prior year periods.
According to Company estimates based on industry data from the Manufactured Housing Institute, MH industry wholesale unit shipments decreased 8% in both the three and six months ended June 28, 2026 compared to the prior year periods.
Industrial Market
The industrial market is comprised primarily of U.S. residential housing market and non-housing market categories and includes kitchen cabinet, countertop, hospitality, retail and commercial fixtures, and office and household furniture markets and regional distributors.
Net sales to the industrial market were 14% and 13% of the Company's net sales for the three and six months ended June 28, 2026, respectively, and 13% and 12% for the three and six months ended June 29, 2025, respectively. Net sales to the industrial market increased 9% and 5% for the three and six months ended June 28, 2026, respectively, compared to the prior year periods.
Based on U.S. Census Bureau data, combined new housing starts decreased 1% for the second quarter of 2026 compared to the prior year period, reflecting an increase in multifamily housing starts of 8% and a decrease in single-family housing starts of 4%.
For the first six months of 2026, combined new housing starts increased 1% compared to the prior year period, reflecting a decrease in single-family housing starts of 5% and an increase in multifamily housing starts of 15%. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.

RESULTS OF OPERATIONS
Three and Six Months Ended June 28, 2026 Compared to 2025
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Three Months Ended				Amount Change	% Change
($ in thousands)	June 28, 2026		June 29, 2025
Net sales	$1,041,704	100.0%	$1,047,554	100.0%	$(5,850)	(1)%
Cost of goods sold	794,129	76.2%	796,922	76.1%	(2,793)	—%
Gross profit	247,575	23.8%	250,632	23.9%	(3,057)	(1)%
Warehouse and delivery expenses	50,608	4.9%	46,075	4.4%	4,533	10%
Selling, general and administrative expenses	96,188	9.2%	93,206	8.9%	2,982	3%
Amortization of intangible assets	23,744	2.3%	24,629	2.4%	(885)	(4)%
Operating income	77,035	7.4%	86,722	8.3%	(9,687)	(11)%
Interest expense, net	18,978	1.8%	18,869	1.8%	109	1%
Other expenses	—	—%	24,420	2.3%	(24,420)	(100)%
Income taxes	14,636	1.4%	10,997	1.0%	3,639	33%
Net income	$43,421	4.2%	$32,436	3.1%	$10,985	34%

	Six Months Ended				Amount Change	% Change
($ in thousands)	June 28, 2026		June 29, 2025
Net sales	$2,038,876	100.0%	$2,050,974	100.0%	$(12,098)	(1)%
Cost of goods sold	1,564,441	76.7%	1,571,751	76.6%	(7,310)	—%
Gross profit	474,435	23.3%	479,223	23.4%	(4,788)	(1)%
Warehouse and delivery expenses	95,640	4.7%	90,657	4.4%	4,983	5%
Selling, general and administrative expenses	189,284	9.3%	187,137	9.1%	2,147	1%
Amortization of intangible assets	47,754	2.3%	49,138	2.4%	(1,384)	(3)%
Operating income	141,757	7.0%	152,291	7.4%	(10,534)	(7)%
Interest expense, net	37,366	1.8%	37,981	1.9%	(615)	(2)%
Other expenses	—	—%	24,420	1.2%	(24,420)	(100)%
Income taxes	21,490	1.1%	19,216	0.9%	2,274	12%
Net income	$82,901	4.1%	$70,674	3.4%	$12,227	17%
Net Sales. Net sales decreased $5.9 million, or 1%, to $1.04 billion for the three months ended June 28, 2026 compared to $1.05 billion for the three months ended June 29, 2025. The decrease was driven by lower sales to the RV and MH markets, partially offset by increased sales to the marine, powersports and industrial markets. Sales to the RV market decreased $72.3 million, or 15%, compared to the prior year period, primarily due to a decrease in wholesale unit shipments of approximately 16%. Sales to the MH market decreased $7.3 million, or 4%, compared to the prior year period, primarily due to a decrease in estimated MH industry wholesale unit shipments of approximately 8%. Sales to the marine market increased $34.9 million, or 22%, primarily attributable to incremental sales from acquisitions completed in the prior year and organic growth. Sales to the powersports market increased $26.7 million, or 28%, compared to the prior year period, primarily reflecting higher attachment rates on premium utility vehicles compared to the prior year period. Sales to the industrial market increased $12.1 million, or 9%, compared to the prior year period, which is attributable to market share gains and product mix shifts by certain customers.

Net sales for the first six months of 2026 decreased $12.1 million, or 1%, to $2.04 billion compared to $2.05 billion for the first six months of 2025. The decrease was driven by lower sales to the RV and MH markets, partially offset by increased sales to the marine, powersports and industrial markets. Sales to the RV market decreased $104.7 million, or 11%, compared to the first six months of 2025, due to a decrease in RV wholesale unit shipments of 14%. Sales to the MH market decreased $25.9 million, or 7%, compared to the first six months of 2025, primarily due to a decrease in estimated MH industry wholesale unit shipments of approximately 8%. Sales to the marine market increased $55.7 million, or 18%, compared to the first six months of 2025, primarily attributable to incremental sales from acquisitions completed in 2025 and organic growth. Sales to the powersports market increased $49.4 million, or 28%, compared to the first six months of 2025, primarily reflecting higher attachment rates on premium utility vehicles compared to the prior year period. Sales to the industrial market increased $13.4 million, or 5%, compared to the first six months of 2025, primarily related to product mix shifts by certain customers.
Revenue attributable to acquisitions completed in the first six months of 2026 was $1.8 million for both the three and six months ended June 28, 2026. Revenue attributable to acquisitions completed in the first six months of 2025 were $8.9 million and $13.2 million for the three and six months ended June 29, 2025, respectively.
Cost of Goods Sold. Cost of goods sold decreased $2.8 million, or less than 1%, to $794.1 million for the three months ended June 28, 2026 compared to $796.9 million for the three months ended June 29, 2025. As a percentage of net sales, cost of goods sold increased 10 basis points in the three months ended June 28, 2026 to 76.2% compared to 76.1% in the prior year period.
Cost of goods sold decreased $7.3 million, or less than 1%, to $1.56 billion for the first six months of 2026 compared to $1.57 billion for the first six months of 2025. As a percentage of net sales, cost of goods sold increased 10 basis points for the first six months of 2026 to 76.7% compared to 76.6% for the first six months of 2025.
For the three months ended June 28, 2026, cost of goods sold as a percentage of net sales increased as a result of increased material and overhead costs, partially offset by continued cost reduction and automation initiatives we deployed throughout 2025 and into 2026 that had a positive impact on labor. Cost of goods sold as a percentage of net sales increased for the first six months of 2026 primarily as a result of increased overhead costs, partially offset by decreased material costs and continued cost reduction and automation initiatives we deployed throughout 2025 and into 2026 that had a positive impact on labor.
Gross Profit. Gross profit decreased $3.1 million, or 1%, to $247.6 million for the three months ended June 28, 2026 compared to $250.6 million for the three months ended June 29, 2025. As a percentage of net sales, gross profit decreased 10 basis points to 23.8% for the three months ended June 28, 2026 compared to prior year period.
Gross profit decreased $4.8 million, or 1%, to $474.4 million for the first six months of 2026 compared to $479.2 million in the prior year period. As a percentage of net sales, gross profit decreased 10 basis points to 23.3% for the first six months of 2026 compared to 23.4% for the prior year period. The change in gross profit as a percentage of net sales in the second quarter and first six months of 2026 compared to the same periods in 2025 reflects the impact of the factors discussed above under "Cost of Goods Sold".
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $4.5 million, or 10%, to $50.6 million for the three months ended June 28, 2026 compared to $46.1 million for the three months ended June 29, 2025. As a percentage of net sales, warehouse and delivery expenses increased 50 basis points to 4.9% for the three months ended June 28, 2026 compared to 4.4% for the three months ended June 29, 2025.

Warehouse and delivery expenses increased $5.0 million, or 5%, to $95.6 million for the first six months of 2026 compared to $90.7 million for the prior year period. As a percentage of net sales, warehouse and delivery expenses increased 30 basis points to 4.7% for the first six months of 2026 compared to 4.4% for the first six months of 2025.
The increase in warehouse and delivery expenses and increase as a percentage of net sales for the three and six months ended June 28, 2026 compared to the same periods in 2025 is primarily related to higher fuel and freight costs.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $3.0 million, or 3%, to $96.2 million for the three months ended June 28, 2026 compared to $93.2 million for the three months ended June 29, 2025. The increase in SG&A expenses for the three months ended June 28, 2026 compared to the prior year period is primarily related to increased professional fees, wages, technology expenses, incentive compensation and selling expenses, partially offset by increased gain on sale of assets and decreased insurance expenses.
As a percentage of net sales, SG&A expenses increased 30 basis points to 9.2% for the three months ended June 28, 2026 compared to 8.9% in the prior year period. The increase in SG&A expenses as a percentage of net sales for the three months ended June 28, 2026 is primarily attributable to increased professional fees and technology expenses.
SG&A expenses increased $2.1 million, or 1%, to $189.3 million for the first six months of 2026 compared to $187.1 million in the prior year period. The increase in SG&A expenses for the first six months of 2026 compared to 2025 is primarily attributable to increased professional fees and incentive compensation, partially offset by an increased gain on sale of assets and decreased wages, insurance and selling expenses.
As a percentage of net sales, SG&A expenses increased 20 basis points to 9.3% for the first six months of 2026 compared to 9.1% in the prior year period. The increase in SG&A expenses as a percentage of net sales for the first six months of 2026 is primarily attributable to increased professional fees and incentive compensation, partially offset by decreased insurance related costs and an increased gain on sale of fixed assets.
Amortization of Intangible Assets. Amortization of intangible assets decreased $0.9 million, or 4%, to $23.7 million for the three months ended June 28, 2026 compared to $24.6 million for the three months ended June 29, 2025. Amortization of intangible assets decreased $1.4 million, or 3%, to $47.8 million for the first six months of 2026 compared to $49.1 million in the prior year period. The decrease in amortization of intangible assets for the three and six months ended June 28, 2026 compared to the prior year periods primarily reflects certain intangible assets that were fully amortized in the prior year.
Operating Income. Operating income decreased $9.7 million, or 11%, to $77.0 million for the three months ended June 28, 2026 compared to $86.7 million for the three months ended June 29, 2025. As a percentage of net sales, operating income decreased to 7.4% compared to 8.3% for the prior year period. The decrease in operating income and operating income as a percentage of net sales is primarily attributable to the items discussed above.
Operating income decreased $10.5 million to $141.8 million for the first six months of 2026 compared to $152.3 million in the prior year period. Operating income as a percentage of net sales decreased to 7.0% for the first six months of 2026 compared to 7.4% for the first six months of 2025. The decrease in operating income and operating income as a percentage of net sales is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense increased $0.1 million, or 1%, to $19.0 million for the three months ended June 28, 2026 compared to $18.9 million for the three months ended June 29, 2025. Interest expense decreased $0.6 million, or 2%, to $37.4 million for the first six months of 2026 compared to $38.0 million for the first six months of 2025.
Other Expenses. Other expenses were zero for the three and six months ended June 28, 2026. Other expenses were $24.4 million for the three and six months ended June 29, 2025, reflecting expenses related to a legal settlement.

Income Taxes. Income tax expense increased $3.6 million for the three months ended June 28, 2026, to $14.6 million, compared to $11.0 million for the three months ended June 29, 2025. Income tax expense increased $2.3 million for the first six months of 2026 to $21.5 million compared to $19.2 million in the prior year period. The effective tax rate was 25.2% and 20.6% in the three and six months ended June 28, 2026, respectively, and 25.3% and 21.4% in the three and six months ended June 29, 2025, respectively.
The increase in income tax expense for the three and six months ended June 28, 2026 compared to the three and six months ended June 29, 2025 primarily reflects higher income before tax, partially offset by higher excess tax benefits related to share-based compensation.
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
Three and Six Months Ended June 28, 2026 Compared to 2025
General

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

	Three Months Ended		Amount Change	% Change
($ in thousands)	June 28, 2026	June 29, 2025
Sales
Manufacturing	$806,923	$776,520	$30,403	4%
Distribution	$240,753	$277,488	$(36,735)	(13)%
Gross Profit
Manufacturing	$183,563	$179,288	$4,275	2%
Distribution	$61,407	$72,174	$(10,767)	(15)%
Operating Income
Manufacturing	$103,410	$103,123	$287	—%
Distribution	$21,614	$32,418	$(10,804)	(33)%

	Six Months Ended		Amount Change	% Change
($ in thousands)	June 28, 2026	June 29, 2025
Sales
Manufacturing	$1,586,941	$1,531,007	$55,934	4%
Distribution	$463,306	$531,574	$(68,268)	(13)%
Gross Profit
Manufacturing	$354,419	$348,679	$5,740	2%
Distribution	$117,515	$133,875	$(16,360)	(12)%
Operating Income
Manufacturing	$198,251	$201,244	$(2,993)	(1)%
Distribution	$41,892	$57,418	$(15,526)	(27)%
Manufacturing
Sales. Manufacturing segment sales increased $30.4 million, or 4%, to $806.9 million for the three months ended June 28, 2026 compared to $776.5 million for the three months ended June 29, 2025. For the first six months of 2026, sales increased $55.9 million, or 4%, to $1.59 billion compared to $1.53 billion in the prior year period. The manufacturing segment accounted for approximately 77% and 74% of the Company’s sales for the three months ended June 28, 2026 and June 29, 2025, respectively, and approximately 77% and 74% of the Company’s sales for the six months ended June 28, 2026 and June 29, 2025, respectively.

Manufacturing segment sales increased for the three months ended June 28, 2026 due to higher sales to the marine, powersports and industrial markets, partially offset by decreased sales to the RV and MH markets. Sales to the marine market increased $34.4 million, or 24%, compared to the prior year period, attributable to incremental sales from acquisitions completed in the prior year and organic growth. Sales to the powersports market increased $25.4 million, or 28%, compared to the prior year period, primarily reflecting higher attachment rates on premium utility vehicles compared to the prior year period. Sales to the industrial market increased $12.4 million, or 10%, compared to the prior year period due to market share gains and product mix shifts by certain customers. Sales to the RV market decreased $40.2 million, or 12%, compared to the prior year period, primarily due to a decrease in estimated RV industry wholesale unit shipments of approximately 16%. Sales to the MH market decreased $1.1 million, or 1%, compared to the prior year period.
Manufacturing segment sales increased for the first six months of 2026 compared to the same prior year period due to increased sales to the marine, powersports, and industrial markets, partially offset by decreased sales to the RV and MH markets. Sales to the marine market increased $55.5 million, or 20%, compared to the prior year period, primarily attributable to incremental sales from acquisitions completed in the prior year and organic growth. Sales to the powersports market increased $46.7 million, or 28% compared to the prior year period, primarily reflecting higher attachment rates on premium utility vehicles compared to the prior year period. Sales to the industrial market increased $14.5 million, or 6%, compared to the prior year period, primarily due to market share gains and product mix shifts of certain customers. Sales to the RV market decreased $54.4 million, or 8%, compared to the prior year period, primarily attributable to a decrease in estimated wholesale unit shipments of 14%, partially offset by market share gains. Sales to the MH market decreased $6.1 million, or 4%, compared to the prior year period, primarily due to a decrease in estimated MH industry wholesale unit shipments of approximately 8%, partially offset by market share gains.
Manufacturing segment sales attributable to acquisitions completed in the first six months of 2026 were $0.8 million for both the three and six months ended June 28, 2026. Manufacturing segment sales attributable to acquisitions completed in the first six months of 2025 were $8.9 million and $13.2 million for the three and six months ended June 29, 2025, respectively.

Gross Profit. Manufacturing segment gross profit increased $4.3 million, or 2%, to $183.6 million for the three months ended June 28, 2026 compared to $179.3 million for the three months ended June 29, 2025. As a percentage of sales, gross profit decreased 40 basis points to 22.7% for the three months ended June 28, 2026 compared to 23.1% for the three months ended June 29, 2025. The decrease in gross profit as a percentage of sales for the three months ended June 28, 2026 compared to the prior year period is attributable to increased labor and manufacturing overhead costs as a percentage of sales, partially offset by decreased material costs as a percentage of sales.
Manufacturing segment gross profit increased $5.7 million, or 2%, to $354.4 million in the first six months of 2026 compared to $348.7 million in the first six months of 2025. As a percentage of sales, gross profit decreased 50 basis points to 22.3% in the first six months of 2026 compared to 22.8% in the prior year period. The decrease in gross profit as a percentage of sales in the first six months of 2026 compared to the same period in 2025 is attributable to increased labor and overhead costs as a percentage of sales, partially offset by decreased material costs as a percentage of sales.
Operating Income. Operating income increased $0.3 million, or less than 1%, to $103.4 million for the three months ended June 28, 2026 compared to $103.1 million for the three months ended June 29, 2025. As a percentage of sales, operating income decreased 50 basis points to 12.8% for the three months ended June 28, 2026 compared to 13.3% for the three months ended June 29, 2025. The increase in operating income is primarily attributable to the items discussed above, partially offset by an increase in operating expenses. The decrease in operating income as a percentage of sales is primarily related to the items discussed above combined with an increase in operating expenses as a percentage of sales.
Operating income decreased $3.0 million, or 1%, to $198.3 million for the first six months of 2026 compared to $201.2 million in the prior year period. As a percentage of sales, operating income decreased 60 basis points to 12.5% in the first six months of 2026 compared to 13.1% in the prior year period. The decrease in operating income and operating income as a percentage of sales is primarily attributable to the items discussed above combined with an increase in operating expenses and operating expenses as a percentage of sales.
Distribution
Sales. Distribution segment sales decreased $36.7 million, or 13%, to $240.8 million for the three months ended June 28, 2026 compared to $277.5 million for the three months ended June 29, 2025. For the first six months of 2026, sales decreased $68.3 million, or 13%, to $463.3 million compared to $531.6 million in the prior year period. The distribution segment accounted for approximately 23% and 26% of the Company’s sales for the three months ended June 28, 2026 and June 29, 2025, respectively, and approximately 23% and 26% of the Company’s sales for the six months ended June 28, 2026 and June 29, 2025, respectively.

Distribution segment sales decreased for the three months ended June 28, 2026 compared to the prior year period due to lower sales to the RV, MH and industrial markets, partially offset by increased sales to the powersports and marine markets. Sales to the RV market decreased $32.1 million, or 22%, compared to the prior year period, primarily attributable to a decrease in estimated RV industry wholesale unit shipments of approximately 16% and product mix shifts by certain customers. Sales to the MH market decreased $6.2 million, or 6%, compared to the prior year period, primarily due to a decrease in estimated MH industry wholesale unit shipments of approximately 8%. Sales to the industrial market decreased $0.2 million, or 2%, compared to the prior year period. Sales to the powersports market increased $1.2 million, or 27%, compared to the prior year period. Sales to the marine market increased $0.5 million, or 4%, compared to the prior year period.
Distribution segment sales decreased for the first six months of 2026 compared to the first six months of 2025 due to lower sales to the RV, MH and industrial markets, partially offset by increased sales to the powersports and marine markets. Sales to the RV market decreased $50.3 million, or 18%, compared to the first six months of 2025, due to a decrease in estimated RV industry wholesale unit shipments of approximately 14% and product mix shifts by certain customers. Sales to the MH market decreased $19.9 million, or 10%, compared to the first six months of 2025, primarily due to a decrease in estimated MH industry wholesale unit shipments of approximately 8%. Sales to the industrial market decreased $1.0 million, or 5%, compared to the first six months of 2025. Sales to the powersports market increased $2.6 million, or 31%, compared to the first six months of 2025, primarily reflecting higher attachment rates on premium utility vehicles compared to the prior year period. Sales to the marine market increased $0.2 million, or 1%, compared to the first six months of 2025.

Distribution segment sales attributable to acquisitions completed in the first six months of 2026 were $1.0 million in both the three and six months ended June 28, 2026.
Gross Profit. Distribution segment gross profit decreased $10.8 million, or 15%, to $61.4 million for the three months ended June 28, 2026 compared to $72.2 million for the three months ended June 29, 2025. As a percentage of sales, gross profit decreased 50 basis points to 25.5% for the three months ended June 28, 2026 compared to 26.0% in the prior year period. The decrease in gross profit as a percentage of sales for the three months ended June 28, 2026 compared to the prior year period is attributable to increased material costs as a percentage of sales, partially offset by decreased labor and manufacturing overhead costs as a percentage of sales.
Distribution segment gross profit decreased $16.4 million, or 12%, to $117.5 million for the first six months of 2026 compared to $133.9 million for the first six months of 2025. As a percentage of sales, gross profit increased 20 basis points to 25.4% for the first six months of 2026 compared to 25.2% in the prior year period. The increase in gross profit as a percentage of sales for the first six months of 2026 compared to the prior year period is attributable to decreased labor and manufacturing overhead costs as a percentage of sales, partially offset by increased material costs as a percentage of sales.
Operating Income. Operating income decreased $10.8 million, or 33%, to $21.6 million for the three months ended June 28, 2026 compared to $32.4 million for the three months ended June 29, 2025. As a percentage of sales, operating income decreased 270 basis points to 9.0% for the three months ended June 28, 2026 compared to 11.7% in the same period in 2025. The decrease in operating income and operating income as a percentage of sales is primarily related to the items discussed above combined with higher operating expenses and operating expenses as a percentage of sales compared to the prior year period.
Operating income decreased $15.5 million, or 27%, to $41.9 million in the first six months of 2026 compared to $57.4 million in the prior year period. As a percentage of sales, operating income decreased 180 basis points to 9.0% in the first six months of 2026 compared to 10.8% in the same period in 2025. The decrease in operating income and operating income as a percentage of sales primarily reflect the items discussed above, as well as an increase in operating expenses and operating expenses as a percentage of sales.
LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of liquidity are cash flows from operations, available cash reserves and borrowing capacity available under the 2024 Credit Facility, as discussed in Note 8 "Debt" of the Notes to Condensed Consolidated Financial Statements. Our liquidity as of June 28, 2026 consisted of cash and cash equivalents of $29.2 million and $661.4 million of availability under the 2024 Credit Facility, net of $8.6 million of outstanding letters of credit.
As of June 28, 2026, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under the 2024 Credit Facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on the Company's current cash flow budgets and forecast of short-term and long-term liquidity needs.
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

As of and for the reporting period ended June 28, 2026, the Company was in compliance with its financial covenants as required under the terms of the credit agreement that established the 2024 Credit Facility (the “2024 Credit Agreement”). The required maximum consolidated secured net leverage ratio and the required minimum consolidated interest coverage ratio, as such ratios are defined in the 2024 Credit Agreement, compared to the actual amounts as of June 28, 2026 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.61
Consolidated interest coverage ratio (12-month period)	3.00	6.58
In addition, as of June 28, 2026, the Company's consolidated total net leverage ratio (12-month period) was 2.97. While this ratio is not a covenant under the 2024 Credit Agreement, it is used in determining the applicable borrowing margin under the 2024 Credit Agreement.
Cash Flows
Operating Activities: Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities was $68.9 million for the six months ended June 28, 2026 compared to $189.5 million for the six months ended June 29, 2025. The decrease in operating cash flows is primarily attributable to a $112.8 million use of cash from operating assets and liabilities, net of business acquisitions, compared to a $27.7 million source of cash in the prior year period, partially offset by a $12.2 million increase in net income compared to the six months ended June 29, 2025.
Investing Activities: Net cash used in investing activities decreased $42.4 million to $44.2 million for the six months ended June 28, 2026 compared to $86.6 million for the six months ended June 29, 2025 due to a decrease in cash used in business acquisitions, which were $7.3 million for the six months ended June 28, 2026 compared to $48.1 million for the six months ended June 29, 2025.
Financing Activities: Net cash used in financing activities decreased $92.5 million to $22.0 million for the six months ended June 28, 2026 compared to $114.4 million for the six months ended June 29, 2025, primarily due to net borrowings under our revolving credit facility of $130.0 million compared to net repayments of $45.0 million for the six months ended June 29, 2025, partially offset by increased stock repurchases of $106.1 million compared to $32.0 million in the prior year period.
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
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc., the pending business combination of the Company and LCI Industries, including the expected timing of the consummation of the business combination, and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in this quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from those set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements. Information about certain risks that could affect our business and cause actual results to differ from those expressed or implied in the forward-looking statements are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and in the Company's Forms 10-Q for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations
As of June 28, 2026, our total debt obligations under our 2024 Credit Agreement were under Secured Overnight Financing Rate ("SOFR")-based interest rates. A 100-basis point increase in the underlying SOFR rates would result in additional annual interest cost of approximately $3.2 million, assuming average borrowings during 2026, including the Revolver due 2029 and Term Loan due 2029, subject to variable rates were equal to the amount of such borrowings outstanding at June 28, 2026, excluding deferred financing costs related to the Revolver due 2029 and Term Loan due 2029.
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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Other than the following risk factors, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026.
Risks Related to the Proposed Merger with LCI Industries
The merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.
On June 30, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine our business with LCI Industries (“LCI”). The merger is subject to a number of conditions that must be satisfied or waived prior to the closing of the merger, as more fully described in the Merger Agreement. These conditions to the consummation of the merger include: (i) the adoption of the Merger Agreement by LCI’s stockholders; (ii) the approval by our shareholders of (a) the issuance of shares of our common stock in connection with the merger and (b) an amendment to our articles of incorporation to, among other things, increase the number of our authorized shares of common stock; (iii) the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (and any timing agreement with the Federal Trade Commission or the Department of Justice, as applicable, shall have terminated or expired); (iv) the receipt of other required regulatory approvals; (v) the absence of any restraint in effect preventing the consummation of the merger; (vi) the effectiveness of a registration statement on Form S-4 with respect to such shares of our common stock to be issued in connection with the merger; (vii) the approval for listing on Nasdaq of the shares of our common stock issuable as merger consideration pursuant to the terms of the Merger Agreement; (viii), the receipt by LCI of a written opinion with respect to the tax-free nature of the merger for LCI’s stockholders; (ix) subject to certain exceptions, the accuracy of the representations and warranties of the other party; (x) performance in all material respects by each party of its respective obligations under the Merger Agreement; and (xi) the absence of certain changes that have had, or would reasonably be expected to have, a material adverse effect with respect to each of the Company and LCI. These conditions to the consummation of the merger may not be satisfied or waived in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed.
In addition, if the merger is not completed by March 30, 2027 (subject to two three-month extensions in the event that the regulatory closing conditions have not been satisfied), either party may choose not to proceed with the merger by terminating the Merger Agreement, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after shareholder approval by either our shareholders or LCI’s stockholders. In addition, either party may elect to terminate the Merger Agreement in certain other circumstances.
No assurance can be given that the required shareholder approvals and regulatory clearance will be obtained or that the other required conditions to closing will be satisfied, and, if all required approvals and regulatory clearance are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such approvals and clearance, including whether any required conditions will materially adversely affect the combined company following the merger. Any delay in completing the merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we and LCI expect to achieve if the merger is successfully completed within its expected time frame. We can provide no assurance that these conditions will not result in the abandonment or delay of the merger. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations, financial condition and the trading price of our common stock.
Failure to complete the merger, or a delay in the closing of the merger, could negatively impact our business, results of operations, financial condition and stock price.
The Merger Agreement is subject to a number of conditions that must be fulfilled to complete the merger. Those conditions include, among others, (i) the approval by our shareholders of (a) the issuance of shares of our common stock in connection with the merger and (b) an amendment to our articles of incorporation to, among other things, increase the number of our authorized shares of common stock, (ii) the approval by LCI stockholders of the Merger Agreement, (iii) the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (and any timing agreement with the Federal Trade Commission or the Department of Justice, as applicable, shall have terminated or expired); and (iv) the receipt of any other regulatory approvals. A number of the conditions are not within our control and may prevent, delay or otherwise materially adversely affect the closing of the merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise, and neither can we provide assurance that we will be able to timely complete the merger as currently contemplated under the Merger Agreement or at all. Our business, results of operations, financial condition or stock price could be adversely affected, potentially in a material way, by the failure to complete the merger, or by a delay in the closing of the merger, and we may suffer consequences that could adversely affect our business, results of operations, financial condition and stock price, including the following:
•we may not realize any or all of the potential benefits of the merger, including any synergies that could result from combining their financial and business resources;
•matters relating to the merger will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us;
•we have incurred and will incur further substantial expenses in connection with the merger, including financial advisory, legal, accounting, consulting and other advisory fees, severance/retention employee benefit-related costs and regulatory fees and other costs relating to the merger regardless of whether the merger is completed;
•we, LCI, and/or either companies’ boards of directors may be subject to legal proceedings related to the potential delay of, or failure to complete, the merger;
•we may experience disruptions to our business resulting from the announcement and pendency of the merger, including adverse changes in relationships with, or loss of, customers, business partners and employees, which may not be reversible and may continue or even intensify in the event the merger is delayed or not completed;
•we may experience negative reactions to the merger, including if the merger is not completed, from the financial markets, including negative impacts on the market price of our common stock; and
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if not subject to these restrictions.
In addition to the above risks, we will be required to pay LCI a termination fee equal to $94.2 million in specified circumstances, including if LCI terminates the Merger Agreement following a change of recommendation by our board of directors, and LCI will be required to pay us a termination fee equal to $94.2 million in specified circumstances, including if we terminate the Merger Agreement following a change of recommendation by the LCI board of directors, in each case subject to the terms and conditions of the Merger Agreement.

The merger and integration of both companies may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the merger.
The success of the proposed merger will depend in part on our ability to realize anticipated revenue and cost synergies and on our ability to successfully integrate the businesses. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. In addition, our ability to achieve the goals for the proposed merger may be affected by future prospects, execution of business strategies, and our ability to manage the various factors discussed within this report, including within the forward-looking statements. The actual benefits of the proposed merger also could be less than anticipated if, for example, completion of the merger and/or integration of the businesses are more difficult, costly or time-consuming than we expect.
The market price of the combined company's common stock following the closing of the merger may be affected by factors different from those that historically have affected or currently affect our common stock.
Upon completion of the merger, the combined company's financial position may differ from each of our and LCI’s financial positions before the completion of the merger, and the results of operations of the combined company may be affected by factors that are different from those currently affecting the results of operations of each company. Accordingly, the market price and performance of the combined company's common stock is likely to be different from the performance of our common stock prior to the closing of the merger.
We expect to incur significant additional indebtedness in connection with the merger, which indebtedness may limit our operating or financial flexibility relative to our current position and make it difficult to satisfy our obligations with respect to our other indebtedness.
If the merger is completed, we expect to incur debt to finance the repayment of certain existing indebtedness of LCI. Our increased level of debt in connection with the merger could have negative consequences on us and the combined company, including, among other things, (i) requiring us, and the combined company, to dedicate a large portion of cash flow from operations to servicing and repayment of the debt, (ii) reducing funds available for strategic initiatives and opportunities, working capital and other general corporate needs, (iii) limiting our, and the combined company’s, ability to incur additional indebtedness, which could restrict its flexibility to react to changes in its business, its industry and economic conditions and (iv) placing us, and the combined company, at a competitive disadvantage compared to our competitors that have less debt. In addition, LCI’s outstanding $460.0 million aggregate principal amount of 3.00% convertible notes due 2030 are expected to remain outstanding following the closing but will become convertible into shares of Patrick common stock, and the terms of the related call options and warrants will need to be amended or adjusted with the consent of the relevant counterparties, which consent may not be obtained on favorable terms or at all. Failure to obtain such consents could result in economic inefficiencies in the combined company’s capital structure or require the expenditure of additional resources to resolve such issues, which could adversely affect the combined company’s results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities. None.
(b) Use of Proceeds. None.
(c) Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock for the three months ended June 28, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 30 - April 26, 2026	89,823	$102.39	88,102	$144,343,000
April 27 - May 31, 2026	805,516	$92.73	805,370	$69,658,000
June 1 - June 28, 2026	86,528	$89.69	86,528	$61,898,000
	981,867		980,000
(1)Amount includes 1,867 shares of common stock purchased by the Company in the period for the purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards and the exercise of stock options held by the employees.
(2)See Note 12 "Stock Repurchase Programs" of the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program.
Restrictions upon the Payment of Dividends
Pursuant to the Merger Agreement, which is described in Note 15 "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements, the Company has agreed that, during the period from the date of the Merger Agreement until the earlier of the effective time of the mergers contemplated thereby and the termination of the Merger Agreement, without the prior written consent of LCI Industries, the Company will not, and will not permit its subsidiaries to, declare, set aside or pay any dividends on, or make any other distributions in respect of, any of its equity securities, subject to certain exceptions. Those exceptions permit only (i) dividends and distributions by a direct or indirect wholly owned subsidiary of the Company to its parent and (ii) quarterly cash dividends on shares of the Company’s common stock, with timing consistent with past practice, in an amount per share not to exceed $0.47 with respect to the Company’s fiscal year 2026 quarterly dividends.
The declaration and payment of any such dividends on Patrick common stock remain subject to compliance with applicable law and to the approval of Patrick's board of directors. In addition, under the Merger Agreement, the Company has agreed to coordinate with LCI Industries regarding the declaration, record dates and payment dates of dividends on the Company’s common stock and LCI Industries’ common stock so that holders of the Company’s common stock and holders of LCI Industries’ common stock do not receive, in any calendar quarter, two dividends, or fail to receive one dividend, in respect of their shares. As a result of these contractual restrictions, the Company’s ability to increase its quarterly dividend above $0.47 per share through December 1, 2026, to pay dividends on a schedule inconsistent with its past practice, or otherwise to declare or pay dividends outside the parameters described above is limited for so long as the Merger Agreement remains in effect.
ITEM 5. OTHER INFORMATION
For the three months ended June 28, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibits (1)	Description
2.1
Agreement and Plan of Merger, dated as of June 30, 2026, by and among the Company, LCI, First Merger Sub and Second Merger Sub (filed as Exhibit 2.1 to the Company's Form 8-K filed on June 30, 2026 and incorporated herein by reference).

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

Date: August 6, 2026	By:	/s/ Matthew S. Filer
Matthew S. Filer
Executive Vice President - Finance, Chief Financial Officer, and Treasurer