Form 10-Q
period 2026-09-27
PATRICK INDUSTRIES INC
filed 2026-11-05
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 30, 2026, there were 32,118,264 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
($ and shares in thousands, except per share data)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net sales	$975,277	$975,631	$3,014,153	$3,026,605
Cost of goods sold	745,383	754,667	2,309,824	2,326,418
Gross profit	229,894	220,964	704,329	700,187

Operating expenses:
Warehouse and delivery	48,870	44,449	144,510	135,106
Selling, general and administrative	107,900	86,022	297,184	273,159
Amortization of intangible assets	23,289	24,200	71,043	73,338
Total operating expenses	180,059	154,671	512,737	481,603
Operating income	49,835	66,293	191,592	218,584
Interest expense, net	18,828	18,451	56,194	56,432
Other expenses	—	—	—	24,420
Income before income taxes	31,007	47,842	135,398	137,732
Income taxes	9,951	12,539	31,441	31,755
Net income	$21,056	$35,303	$103,957	$105,977

Basic earnings per common share	$0.67	$1.09	$3.25	$3.26
Diluted earnings per common share	$0.64	$1.01	$3.04	$3.08

Weighted average shares outstanding – Basic	31,481	32,381	31,957	32,523
Weighted average shares outstanding – Diluted	32,655	35,081	34,205	34,440
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
($ in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income	$21,056	$35,303	$103,957	$105,977
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	18	(4)	60	(6)
Other	—	—	(216)	—
Total other comprehensive income (loss)	18	(4)	(156)	(6)
Comprehensive income	$21,074	$35,299	$103,801	$105,971
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	September 27, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$16,040	$26,432
Trade and other receivables, net	286,177	185,405
Inventories	668,964	595,265
Prepaid expenses and other	48,067	66,020
Total current assets	1,019,248	873,122
Property, plant and equipment, net	412,330	408,502
Operating lease right-of-use assets	226,740	199,087
Goodwill	838,588	840,101
Intangible assets, net	691,417	742,561
Other non-current assets	11,631	12,801
Total assets	$3,199,954	$3,076,174
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,250	$6,250
Current operating lease liabilities	58,181	54,956
Accounts payable	214,904	192,448
Accrued liabilities	125,681	94,412
Other current liabilities	401	424
Total current liabilities	405,417	348,490
Long-term debt, less current maturities, net	1,372,564	1,282,821
Long-term operating lease liabilities	173,623	148,889
Deferred tax liabilities, net	90,689	96,875
Other long-term liabilities	14,780	14,802
Total liabilities	2,057,073	1,891,877
Shareholders' equity
Preferred shares, no par value per share, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value per share, 60,000,000 shares authorized, 32,118,264 and 33,224,772 issued and outstanding as of September 27, 2026 and December 31, 2025, respectively	207,796	208,210
Accumulated other comprehensive loss	(1,032)	(876)
Retained earnings	936,117	976,963
Total shareholders' equity	1,142,881	1,184,297
Total liabilities and shareholders' equity	$3,199,954	$3,076,174
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
($ in thousands)	September 27, 2026	September 28, 2025
Cash flows from operating activities
Net income	$103,957	$105,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,387	127,222
Stock-based compensation expense	17,856	15,167
Deferred income taxes	(6,186)	21,794
Amortization of deferred debt financing costs	2,502	2,433
Loss on sale of property, plant and equipment	77	2,065
Other	1,950	(1,332)
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(99,344)	(96,274)
Inventories	(71,735)	(38,052)
Prepaid expenses and other assets	18,362	3,904
Accounts payable, accrued liabilities and other	50,725	55,667
Net cash provided by operating activities	146,551	198,571
Cash flows from investing activities
Purchases of property, plant and equipment	(55,846)	(64,744)
Proceeds from sale of property, plant and equipment	1,645	2,240
Business acquisitions, net of cash acquired	(23,123)	(70,322)
Other investing activities	(2,069)	(4,069)
Net cash used in investing activities	(79,393)	(136,895)
Cash flows from financing activities
Term debt repayments	(3,125)	(3,125)
Borrowings on revolver	661,121	619,879
Repayments on revolver	(570,121)	(609,879)
Stock repurchases under buyback program	(106,133)	(31,969)
Cash dividends paid to shareholders	(46,066)	(39,974)
Taxes paid for share-based payment arrangements	(11,330)	(8,919)
Payment of contingent consideration from business acquisitions	(1,750)	(48)
Other financing activities	(146)	(504)
Net cash used in financing activities	(77,550)	(74,539)
Net decrease in cash and cash equivalents	(10,392)	(12,863)
Cash and cash equivalents at beginning of year	26,432	33,561
Cash and cash equivalents at end of period	$16,040	$20,698
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months Ended September 27, 2026
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 28, 2026	$201,986	$(1,050)	$930,140	$1,131,076
Net income	—	—	21,056	21,056
Dividends declared	—	—	(15,079)	(15,079)
Other comprehensive income, net of tax	—	18	—	18
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(60)	—	—	(60)
Stock-based compensation expense	5,870	—	—	5,870
Balance at September 27, 2026	$207,796	$(1,032)	$936,117	$1,142,881

	Three Months Ended September 28, 2025
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 29, 2025	$202,765	$(928)	$941,272	$1,143,109
Net income	—	—	35,303	35,303
Dividends declared	—	—	(13,461)	(13,461)
Other comprehensive loss, net of tax	—	(4)	—	(4)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(308)	—	—	(308)
Stock-based compensation expense	3,867	—	—	3,867
Balance at September 28, 2025	$206,324	$(932)	$963,114	$1,168,506
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Nine Months Ended September 27, 2026
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2025	$208,210	$(876)	$976,963	$1,184,297
Net income	—	—	103,957	103,957
Dividends declared	—	—	(45,610)	(45,610)
Other comprehensive loss, net of tax	—	(156)	—	(156)
Stock repurchases under buyback program	(6,940)	—	(99,193)	(106,133)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(11,330)	—	—	(11,330)
Stock-based compensation expense	17,856	—	—	17,856
Balance at September 27, 2026	$207,796	$(1,032)	$936,117	$1,142,881

	Nine Months Ended September 28, 2025
($ in thousands)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2024	$202,353	$(926)	$926,939	$1,128,366
Net income	—	—	105,977	105,977
Dividends declared	—	—	(40,110)	(40,110)
Other comprehensive loss, net of tax	—	(6)	—	(6)
Stock repurchases under buyback program	(2,277)	—	(29,692)	(31,969)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(8,919)	—	—	(8,919)
Stock-based compensation expense	15,167	—	—	15,167
Balance at September 28, 2025	$206,324	$(932)	$963,114	$1,168,506
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of September 27, 2026 and December 31, 2025, its results of operations for the three and nine months ended September 27, 2026 and September 28, 2025, and its cash flows for the nine months ended September 27, 2026 and September 28, 2025.
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
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2026 ended on September 27, 2026, and the third quarter of fiscal year 2025 ended on September 28, 2025.
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
Merger Agreement with LCI Industries
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
The transaction is subject to customary closing conditions, including shareholder approvals by both companies, receipt of required regulatory approvals, and Nasdaq approval of the listing of the shares to be issued. The registration statement on Form S-4 was declared effective by the SEC on October 19, 2026. The transaction is expected to close in the first half of 2027. The Merger Agreement contains customary termination rights and provides for a termination fee of $94.2 million payable by either party under specified circumstances.
During the three and nine months ended September 27, 2026, the Company incurred merger-related costs of $14.7 million and $15.1 million, respectively, included in “Selling, general and administrative” expenses in the Company’s condensed consolidated statements of income. The merger remained pending as of the issuance date of these unaudited condensed consolidated financial statements.
Summary of Significant Accounting Policies
A summary of significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026.
Major Customer Concentration
The Company had two major customers that accounted for the following consolidated net sales for the three and nine months ended September 27, 2026 and September 28, 2025:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Percentage of total net sales:
Customer 1	12%	13%	13%	15%
Customer 2	11%	14%	12%	15%

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
NOTE 2. REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of all intercompany sales, is disaggregated by market type and by reportable segment:

	Three Months Ended September 27, 2026
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$258,003	$103,970	$361,973
Marine	160,181	11,170	171,351
Powersports	122,466	5,147	127,613
Manufactured Housing	80,599	93,431	174,030
Industrial	130,325	9,985	140,310
Total	$751,574	$223,703	$975,277

	Three Months Ended September 28, 2025
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$292,557	$132,984	$425,541
Marine	141,134	9,349	150,483
Powersports	93,964	3,854	97,818
Manufactured Housing	73,115	101,553	174,668
Industrial	117,831	9,290	127,121
Total	$718,601	$257,030	$975,631

	Nine Months Ended September 27, 2026
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$880,857	$334,627	$1,215,484
Marine	499,428	33,160	532,588
Powersports	338,162	16,136	354,298
Manufactured Housing	232,388	271,387	503,775
Industrial	379,392	28,616	408,008
Total	$2,330,227	$683,926	$3,014,153

	Nine Months Ended September 28, 2025
($ in thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$969,799	$413,909	$1,383,708
Marine	424,907	31,115	456,022
Powersports	262,917	12,219	275,136
Manufactured Housing	230,979	299,362	530,341
Industrial	352,432	28,966	381,398
Total	$2,241,034	$785,571	$3,026,605
Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.
NOTE 3. INVENTORY
Inventories consisted of the following:

($ in thousands)	September 27, 2026	December 31, 2025
Raw materials	$385,120	$315,508
Work in process	21,711	19,586
Finished goods	134,154	128,766
Less: reserve for inventory excess and obsolescence	(17,890)	(14,754)
Total manufactured goods, net	523,095	449,106
Materials purchased for resale (distribution products)	154,274	154,319
Less: reserve for inventory excess and obsolescence	(8,405)	(8,160)
Total materials purchased for resale (distribution products), net	145,869	146,159
Total inventories	$668,964	$595,265

NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended September 27, 2026 by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at December 31, 2025	$722,030	$118,071	$840,101
Acquisitions	2,580	2,748	5,328
Adjustments to preliminary purchase price allocations	(6,841)	—	(6,841)
Balance at September 27, 2026	$717,769	$120,819	$838,588
Intangible assets, net consisted of the following as of September 27, 2026 and December 31, 2025:

($ in thousands)	September 27, 2026	December 31, 2025
Customer relationships	$969,658	$949,448
Non-compete agreements	26,315	27,376
Patents	94,689	94,949
Trademarks	231,887	230,877
Intangible assets, gross	1,322,549	1,302,650
Less: accumulated amortization
Customer relationships	(570,671)	(506,656)
Non-compete agreements	(23,359)	(22,204)
Patents	(37,102)	(31,229)
Intangible assets, net	$691,417	$742,561
Changes in the carrying value of intangible assets by segment are as follows:

($ in thousands)	Manufacturing	Distribution	Total
Balance at December 31, 2025	$624,213	$118,348	$742,561
Additions	12,535	3,974	16,509
Amortization	(59,782)	(11,261)	(71,043)
Adjustments to preliminary purchase price allocations	3,390	—	3,390
Balance at September 27, 2026	$580,356	$111,061	$691,417
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

The Company completed three acquisitions during the nine months ended September 27, 2026 (the "2026 Acquisitions"), including one acquisition during the three months ended September 27, 2026. Acquisition-related costs associated with the 2026 Acquisitions were immaterial. Net sales included in the Company's condensed consolidated statements of income related to the 2026 Acquisitions were $2.6 million and $4.4 million for the three and nine months ended September 27, 2026, respectively, and operating income was $0.7 million and $1.0 million for the three and nine months ended September 27, 2026, respectively. Assets acquired and liabilities assumed in the acquisitions were recorded on the Company's condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one year measurement period.
The Company completed one acquisition during the three months ended September 28, 2025 and three acquisitions during the nine months ended September 28, 2025. Acquisition-related costs associated with such acquisitions were immaterial. For the three and nine months ended September 28, 2025, net sales included in the Company's condensed consolidated statements of income related to the acquisitions completed in the nine months ended September 28, 2025 were $11.0 million and $24.2 million, respectively, and operating income was $0.1 million and operating losses were $0.3 million, respectively.
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
Changes in the contingent consideration liability are as follows:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Fair value at beginning of period	$1,761	$3,776	$2,445	$3,608
Additions	1,875	500	1,875	2,300
Fair value adjustments	—	(1,098)	1,098	(2,698)
Settlements	(11)	(16)	(1,793)	(48)
Fair value at end of period	$3,625	$3,162	$3,625	$3,162
The following table shows the balance sheet location of the fair value of contingent consideration and the maximum amount of contingent consideration payments the Company may be subject to:

($ in thousands)	September 27, 2026	December 31, 2025
Accrued liabilities	$1,900	$1,383
Other long-term liabilities	1,725	1,062
Total fair value of contingent consideration	$3,625	$2,445
Maximum amount of contingent consideration	$9,228	$9,343
2026 Acquisitions
The Company completed three acquisitions during the nine months ended September 27, 2026. Total cash consideration for the 2026 Acquisitions was approximately $22.2 million, plus contingent consideration over a two-year period based on future performance in connection with one acquisition and a working capital holdback in connection with two acquisitions. As the Company finalizes the fair value of the acquired assets and assumed liabilities, additional purchase price adjustments may be recorded during the measurement period. Changes to preliminary purchase accounting estimates recorded during the three and nine months ended September 27, 2026 related to the 2026 Acquisitions were immaterial.

2025 Acquisitions
The Company completed five acquisitions during the year ended December 31, 2025 (the "2025 Acquisitions"). Total cash consideration for the 2025 Acquisitions was approximately $118.4 million, plus contingent consideration over a less than two-year period based on future performance in connection with certain acquisitions. Purchase price allocations and all valuation activities in connection with three of the 2025 Acquisitions have been finalized. Changes to preliminary purchase accounting estimates recorded during the three and nine months ended September 27, 2026 related to the 2025 Acquisitions were immaterial.
The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of each of the 2026 Acquisitions and 2025 Acquisitions:

($ in thousands)	2026 Acquisitions	2025 Acquisitions
Consideration:
Cash, net of cash acquired	$22,240	$118,434
Working capital holdback and other, net	250	—
Contingent consideration (1)	1,875	2,950
Total consideration	$24,365	$121,384

Assets Acquired:
Trade receivables	$1,461	$8,976
Inventories	2,189	18,617
Prepaid expenses & other	61	473
Property, plant & equipment	1,989	29,904
Operating lease right-of-use assets	99	1,428
Identifiable intangible assets:
Customer relationships	14,646	24,530
Non-compete agreements	39	500
Patents and developed technology	—	4,970
Trademarks	—	6,360
Liabilities Assumed:
Current portion of operating lease obligations	(80)	(534)
Accounts payable & accrued liabilities	(1,348)	(7,780)
Operating lease obligations	(19)	(895)
Total fair value of net assets acquired	19,037	86,549
Goodwill (2)	5,328	34,835
Total purchase price allocation	$24,365	$121,384
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
Pro Forma Information (Unaudited)
The following pro forma information for the three and nine months ended September 27, 2026 and September 28, 2025 assumes the 2026 Acquisitions and 2025 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2026 Acquisitions and 2025 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.
The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes incremental amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.2 million and $0.7 million for the three and nine months ended September 27, 2026, respectively, and $0.7 million and $1.8 million for the three and nine months ended September 28, 2025, respectively.

	Three Months Ended		Nine Months Ended
($ in thousands, except per share data)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net sales	$977,027	$990,797	$3,023,454	$3,066,016
Net income	$20,998	$35,756	$102,725	$106,314
Basic earnings per common share	$0.67	$1.10	$3.21	$3.27
Diluted earnings per common share	$0.64	$1.02	$3.00	$3.09
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisitions been consummated as of the periods indicated above.
NOTE 6. STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense, net of forfeitures, of approximately $5.9 million and $17.9 million in the three and nine months ended September 27, 2026, respectively, and $3.9 million and $15.2 million in the three and nine months ended September 28, 2025, respectively.
The Board approved various share grants under the Company’s 2009 Omnibus Incentive Plan for the nine months ended September 27, 2026 totaling 184,985 shares in the aggregate at an average fair value of $127.31 per share at grant date for a total fair value at grant date of $23.5 million.
Stock Appreciation Rights ("SARs"):
On February 25, 2025, the Board approved the grant of 329,850 SARs divided into four tranches at exercise prices of $92.72, $110.76, $132.31 and $158.05 per share. The SARs vest pro-ratably over four years from the grant date and have nine-year contractual terms. The SARs are to be settled in shares of common stock or, at the sole discretion of the Board, in cash. As of September 27, 2026, the total remaining unrecognized cost was $3.2 million which will be expensed ratably over the four-year vesting period.
Stock Options:
On February 25, 2025, the Board approved the grant of 329,850 stock options at an exercise price per share of $92.72. The stock options vest pro-ratably over four years from the grant date and have nine-year contractual terms. As of September 27, 2026, the total remaining unrecognized cost was $4.5 million which will be expensed ratably over the four-year vesting period.

The Company estimates the fair value of the stock options and SARs awards as of the grant date by applying the Black-Scholes option-pricing model. The following are the assumptions that were used in calculating the fair value of stock options and SARs granted in February 2025:

Expected term	9 years
Expected volatility	24%
Risk-free interest rate	4.25%
Dividend yield	1.77%
NOTE 7. EARNINGS PER COMMON SHARE
Earnings per common share are as follows:

($ and shares in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Numerator:
Net income attributable to common shares	$21,056	$35,303	$103,957	$105,977
Denominator:
Weighted average common shares outstanding - basic	31,481	32,381	31,957	32,523
Weighted average impact of potentially dilutive convertible notes	842	1,492	1,328	1,155
Weighted average impact of potentially dilutive warrants	192	916	736	504
Weighted average impact of potentially dilutive securities	140	292	184	258
Weighted average common shares outstanding - diluted	32,655	35,081	34,205	34,440
Earnings per common share:
Basic earnings per common share	$0.67	$1.09	$3.25	$3.26
Diluted earnings per common share	$0.64	$1.01	$3.04	$3.08
An immaterial amount of securities were not included in the computation of diluted earnings per common share as they are considered anti-dilutive for the periods presented.

NOTE 8. DEBT
A summary of total debt outstanding is as follows:

($ in thousands)	September 27, 2026	December 31, 2025
Long-term debt:
Term loan due 2029	$114,063	$117,188
Revolver due 2029	166,000	75,000
1.75% convertible notes due 2028	258,701	258,701
4.75% senior notes due 2029	350,000	350,000
6.375% senior notes due 2032	500,000	500,000
Total debt	1,388,764	1,300,889
Less: convertible notes deferred financing costs, net	(2,176)	(2,915)
Less: term loan deferred financing costs, net	(346)	(430)
Less: senior notes deferred financing costs, net	(7,428)	(8,473)
Less: current maturities of long-term debt	(6,250)	(6,250)
Total long-term debt, less current maturities, net	$1,372,564	$1,282,821
As of September 27, 2026, the Company maintained a senior secured credit facility comprised of a $875 million revolving credit facility (the "Revolver due 2029") and a $125 million term loan (the "Term Loan due 2029") and together with the Revolver due 2029, (the "2024 Credit Facility").
The interest rate for incremental borrowings under the Revolver due 2029 as of September 27, 2026 was the Secured Overnight Financing Rate (“SOFR”) plus 1.75% (or 5.65%) for the SOFR-based option. The fee payable on committed but unused portions of the Revolver due 2029 was 0.225% as of September 27, 2026.
Total cash interest paid was $4.8 million and $38.1 million for the three and nine months ended September 27, 2026, respectively, and $4.0 million and $38.6 million for the three and nine months ended September 28, 2025, respectively.
Conditional Conversion Feature of the 1.75% Convertible Senior Notes due 2028
The 1.75% Convertible Senior Notes due 2028 (the “1.75% Convertible Notes”) have a conditional conversion feature related to the price of our common stock equaling or exceeding 130% of the conversion price during a specified in the prior calendar quarter. This condition was satisfied during the calendar quarter ended June 30, 2026 and, as a result, the 1.75% Convertible Notes were convertible, in whole or in part, at the option of the holders from July 1, 2026 to September 30, 2026.
This condition was not satisfied during the calendar quarter ended September 30, 2026 and, as a result, the notes are not convertible from October 1, 2026 to December 31, 2026. Whether the 1.75% Convertible Notes will be convertible in subsequent periods will depend on the satisfaction of this condition or another conversion condition in the future. There were no conversions of the 1.75% Convertible Notes during the nine months ended September 27, 2026.

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities as of September 27, 2026 and December 31, 2025:

	September 27, 2026			December 31, 2025
($ in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
1.75% convertible notes due 2028 (1)	$—	$300.1	$—	$—	$442.4	$—
4.75% senior notes due 2029 (1)	$—	$338.1	$—	$—	$347.1	$—
6.375% senior notes due 2032 (1)	$—	$478.9	$—	$—	$514.1	$—
Term loan due 2029 (1) (2)	$—	$114.1	$—	$—	$117.2	$—
Revolver due 2029 (1) (2)	$—	$166.0	$—	$—	$75.0	$—
Contingent consideration (3)	$—	$—	$3.6	$—	$—	$2.4
(1)The amounts of these notes listed above are the fair values for disclosure purposes only, and they are recorded in the Company's condensed consolidated balance sheets as of September 27, 2026 and December 31, 2025 at carrying value.
(2)The carrying amounts of our term loan and revolving credit facility approximate fair value as of September 27, 2026 and December 31, 2025 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
(3)The estimated fair value of the Company's contingent consideration is discussed further in Note 5 "Acquisitions".
NOTE 10. INCOME TAXES
The effective tax rate was 32.1% and 26.2% for the three months ended September 27, 2026 and September 28, 2025, respectively, and the effective tax rate for the comparable nine month periods was 23.2% and 23.1%, respectively. For the three and nine months ended September 27, 2026, effective tax rates include the impact of the recognition of excess tax benefits on share-based compensation that reduced income tax expense by an immaterial amount and $5.6 million, respectively. For the three and nine months ended September 28, 2025, the impact of such excess tax benefits was immaterial and $3.4 million, respectively.
Cash paid for income taxes, net of refunds, was $2.1 million and $5.2 million for the three and nine months ended September 27, 2026, respectively, and $1.1 million and $23.4 million for the three and nine months ended September 28, 2025, respectively.
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

The following tables summarize key financial information by segment:

	Three Months Ended September 27, 2026
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$755,018	$225,205	$980,223
Cost of goods sold	585,275	162,582	747,857
Gross profit	$169,743	$62,623	$232,366

Operating expenses	78,933	37,224	116,157
Operating income	$90,810	$25,399	$116,209
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			41,421
Amortization of intangible assets			23,283
Interest expense, net			18,828
Inter-segment elimination			1,670
Consolidated income before income taxes			$31,007

Capital expenditures	$18,491	$136	$18,627
Depreciation and amortization	$36,059	$4,611	$40,670

	Three Months Ended September 28, 2025
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$722,826	$259,037	$981,863
Cost of goods sold	564,041	199,270	763,311
Gross Profit	$158,785	$59,767	$218,552

Operating expenses	74,380	36,584	110,964
Operating income	$84,405	$23,183	$107,588
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			20,460
Amortization of intangible assets			24,108
Interest expense, net			18,451
Inter-segment elimination			(3,273)
Consolidated income before income taxes			$47,842

Capital expenditures	$19,440	$227	$19,667
Depreciation and amortization	$35,792	$4,531	$40,323

	Nine Months Ended September 27, 2026
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$2,341,959	$688,511	$3,030,470
Cost of goods sold	1,817,797	508,373	2,326,170
Gross profit	$524,162	$180,138	$704,300

Operating expenses	235,101	112,847	347,948
Operating income	$289,061	$67,291	$356,352
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			96,431
Amortization of intangible assets			70,945
Interest expense, net			56,194
Inter-segment eliminations			(2,616)
Consolidated income before income taxes			$135,398

Capital expenditures	$53,566	$619	$54,185
Depreciation and amortization	$108,746	$13,801	$122,547

	Nine Months Ended September 28, 2025
($ in thousands)	Manufacturing	Distribution	Total
Total net sales	$2,253,833	$790,611	$3,044,444
Cost of goods sold	1,746,369	596,969	2,343,338
Gross profit	$507,464	$193,642	$701,106

Operating expenses	221,815	113,041	334,856
Operating income	$285,649	$80,601	$366,250
Reconciliation of reportable segment operating income to consolidated income before income tax:
Selling, general and administrative			76,344
Amortization of intangible assets			73,084
Interest expense, net			56,432
Inter-segment eliminations			(1,762)
Other expense			24,420
Consolidated income before income taxes			$137,732

Capital expenditures	$49,261	$781	$50,042
Depreciation and amortization	$108,708	$13,662	$122,370

A reconciliation of certain line items pertaining to the total reportable segments to the condensed consolidated financial statements for the three and nine months ended September 27, 2026 and September 28, 2025, and as of September 27, 2026 and December 31, 2025 is as follows:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net sales:
Total sales for reportable segments	$980,223	$981,863	$3,030,470	$3,044,444
Elimination of inter-segment sales	(4,946)	(6,232)	(16,317)	(17,839)
Consolidated net sales	$975,277	$975,631	$3,014,153	$3,026,605

Depreciation and amortization:
Depreciation and amortization for reportable segments	$40,670	$40,323	$122,547	$122,370
Corporate depreciation and amortization	1,927	1,644	5,840	4,852
Consolidated depreciation and amortization	$42,597	$41,967	$128,387	$127,222

Capital expenditures:
Capital expenditures for reportable segments	$18,627	$19,667	$54,185	$50,042
Corporate capital expenditures	661	6,631	1,661	14,702
Consolidated capital expenditures	$19,288	$26,298	$55,846	$64,744

	As of
($ in thousands)	September 27, 2026	December 31, 2025
Total assets:
Manufacturing segment assets	$2,646,840	$2,476,411
Distribution segment assets	469,445	493,308
Corporate assets unallocated to segments	67,629	80,023
Cash and cash equivalents	16,040	26,432
Consolidated total assets	$3,199,954	$3,076,174
The Company's revenue from external customers and long-lived assets are substantially all attributed to the U.S.

NOTE 12. STOCK REPURCHASE PROGRAMS
In November 2024, the Board authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $200 million, including the $72.9 million remaining under the previous authorization. As of September 27, 2026, Patrick had approximately $61.9 million remaining in the amount of the Company's common stock that may be acquired under the current stock repurchase program.
Under the stock repurchase plan, the Company made repurchases of common stock as follows for the respective periods:

	Three Months Ended		Nine Months Ended
($ in millions, except average price data)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Shares repurchased	—	—	1,107,678	377,612
Average price	$—	$—	$95.82	$84.66
Aggregate cost	$—	$—	$106.1	$32.0
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
On or about May 1, 2026, three current employees filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Indiana, captioned Wilds, et al. v. Patrick Industries, Inc., Case No. 3:26-cv-00582. The plaintiffs brought the action individually and on behalf of a proposed class of participants and beneficiaries in the Company’s employee benefit plans.
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

NOTE 14. RESTRUCTURING
The Company undertakes restructuring activities as necessary to streamline operations, improve efficiency and reduce costs in response to business needs and industry conditions. These activities generally relate to the realignment of existing operations and resources to support the Company’s strategic objectives. Related charges are recorded within “Selling, general and administrative” expenses in the Company’s condensed consolidated statements of income.
In the third quarter of 2026, the Company initiated a restructuring program affecting the Manufacturing segment. The program is primarily focused on aligning our manufacturing footprint and workforce with demand and consolidating underutilized operations while preserving capacity to support customers and future growth. The Company expects the program to be substantially complete by the second quarter of 2027.
Total program costs are expected to be approximately $4.5 million. During each of the three and nine months ended September 27, 2026, the Company recorded restructuring charges totaling $2.0 million, consisting of $0.8 million of costs relating to employee termination benefits and $1.2 million of contract termination and other costs. These amounts represent cumulative charges incurred since the program’s inception. The remaining expected charges of approximately $2.5 million are expected to be incurred through the second quarter of 2027.
The Company made cash payments related to the restructuring program of approximately $0.8 million during the nine months ended September 27, 2026. The remaining restructuring liability of approximately $1.2 million at September 27, 2026 is included in “Accrued liabilities” in the Company’s condensed consolidated balance sheets and is expected to be paid by December 31, 2026.
The restructuring charges of $2.0 million in both the three and nine months ended September 27, 2026, relate to the Manufacturing reportable segment, with no restructuring charges in the comparable 2025 periods.
The table below summarizes the activity in the restructuring liability for the nine months ended September 27, 2026:

($ in thousands)	Employee Termination Costs Liability	Contract Termination and Other Costs	Total
Balance at December 31, 2025	$—	$—	$—
Provision for estimated expenses incurred during the period	776	1,225	2,001
Payments made during the period	(776)	—	(776)
Balance at September 27, 2026	$—	$1,225	$1,225

NOTE 15. RELATED PARTY TRANSACTIONS
On March 26, 2026, the Company acquired substantially all of the assets of Revel, LLC, d/b/a Red Rock Aluminum Products ("Revel") and Red Rock, LLC ("Red Rock") for total cash consideration of $7 million. Both companies serve the RV end market. Todd Cleveland, a member of the Company's Board of Directors, indirectly held a majority interest in each of Revel and Red Rock; accordingly, the transaction is considered a related party transaction. The purchase price is expected to be allocated primarily to working capital, identifiable intangible assets and goodwill. See Note 5 "Acquisitions" for further details.
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
Restructuring Activities
During the third quarter of 2026, we initiated a restructuring program affecting our Manufacturing segment to align our manufacturing footprint and workforce with demand and consolidate underutilized operations. Charges totaled $2.0 million for each of the three and nine months ended September 27, 2026. We expect total program costs of approximately $4.5 million and annualized savings of approximately $10.0 million upon substantial completion of the program in the second quarter of 2027. Payments for charges incurred through September 27, 2026 are expected to be substantially completed by December 31, 2026.

Overview of Markets and Related Industry Performance
Three and Nine Months Ended September 27, 2026 Financial Overview
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
Net sales to the RV industry were 37% and 40% of the Company's net sales for the three and nine months ended September 27, 2026, respectively, and 44% and 46% for the three and nine months ended September 28, 2025, respectively. Net sales to the RV industry decreased 15% and 12% for the three and nine months ended September 27, 2026, respectively, compared to the prior year periods.
According to the RV Industry Association ("RVIA"), RV wholesale unit shipments for the three months ended September 27, 2026 totaled approximately 66,900 units, a decrease of 13% compared to approximately 76,500 units for the three months ended September 28, 2025. We estimate that RV industry retail unit sales decreased 14% for the three months ended September 27, 2026 compared to the prior year period. We estimate retail unit sales exceeded wholesale unit shipments in the three months ended September 27, 2026 as RV OEMs maintained lower production volumes.
According to the RVIA, RV wholesale unit shipments for the first nine months of 2026 totaled approximately 230,500 units, a decrease of 14% from approximately 267,200 units for the first nine months of 2025. While we estimate RV industry retail unit sales for the first nine months of 2026 decreased by approximately 14% compared to the first nine months of 2025, we estimate that retail unit sales exceeded wholesale unit shipments during the period as RV OEMs maintained lower production volumes.
Marine Industry
The Company’s sales to the marine industry are primarily focused on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum fishing, pontoon and ski & wake.
Net sales to the marine industry were 18% of the Company's net sales for both the three and nine months ended September 27, 2026, and 15% for both the three and nine months ended September 28, 2025. Net sales to the marine industry increased 14% and 17% in the three and nine months ended September 27, 2026, respectively, compared to the prior year periods.
Our marine revenue is generally correlated to marine industry wholesale powerboat unit shipments. According to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"), wholesale powerboat unit shipments increased 8% and 1% for the three and nine months ended September 27, 2026, respectively, compared to the prior year periods. We estimate that marine industry retail powerboat unit sales decreased 10% and 6% for the three and nine months ended September 27, 2026, respectively, compared to the prior year periods, primarily due to the current macroeconomic environment faced by the end consumer, such as economic uncertainty and volatile oil prices.

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
Net sales to the powersports industry were 13% and 12% of the Company's net sales for the three and nine months ended September 27, 2026, respectively, and 10% and 9% for the three and nine months ended September 28, 2025, respectively. Net sales to the powersports industry increased 30% and 29% for the three and nine months ended September 27, 2026, respectively, compared to the prior year periods.
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
Net sales to the MH industry were 18% and 17% of the Company's net sales for the three and nine months ended September 27, 2026, respectively, and 18% and 17% for the three and nine months ended September 28, 2025, respectively. Net sales to the MH industry decreased less than 1% and 5% for the three and nine months ended September 27, 2026, respectively, compared to the prior year periods.
According to Company estimates based on industry data from the Manufactured Housing Institute, MH industry wholesale unit shipments increased 2% and decreased 4% in the three and nine months ended September 27, 2026, respectively, compared to the prior year periods.
Industrial Market
The industrial market is comprised primarily of U.S. residential housing market and non-housing market categories and includes kitchen cabinet, countertop, hospitality, retail and commercial fixtures, and office and household furniture markets and regional distributors.
Net sales to the industrial market were 14% and 13% of the Company's net sales for the three and nine months ended September 27, 2026, respectively, and 13% in both the three and nine months ended September 28, 2025. Net sales to the industrial market increased 10% and 7% for the three and nine months ended September 27, 2026, respectively, compared to the prior year periods.
Based on U.S. Census Bureau data, combined new housing starts decreased 4% for the third quarter of 2026 compared to the prior year period, reflecting a decrease in multifamily housing starts of 9% and a decrease in single-family housing starts of 2%.
For the first nine months of 2026, combined new housing starts decreased 1% compared to the prior year period, reflecting a decrease in single-family housing starts of 4%, partially offset by an increase in multifamily housing starts of 6%. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.

RESULTS OF OPERATIONS
Three and Nine Months Ended September 27, 2026 Compared to 2025
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Three Months Ended				Amount Change	% Change
($ in thousands)	September 27, 2026		September 28, 2025
Net sales	$975,277	100.0%	$975,631	100.0%	$(354)	—%
Cost of goods sold	745,383	76.4%	754,667	77.4%	(9,284)	(1)%
Gross profit	229,894	23.6%	220,964	22.6%	8,930	4%
Warehouse and delivery expenses	48,870	5.0%	44,449	4.6%	4,421	10%
Selling, general and administrative expenses	107,900	11.1%	86,022	8.8%	21,878	25%
Amortization of intangible assets	23,289	2.4%	24,200	2.5%	(911)	(4)%
Operating income	49,835	5.1%	66,293	6.8%	(16,458)	(25)%
Interest expense, net	18,828	1.9%	18,451	1.9%	377	2%
Income taxes	9,951	1.0%	12,539	1.3%	(2,588)	(21)%
Net income	$21,056	2.2%	$35,303	3.6%	$(14,247)	(40)%

	Nine Months Ended				Amount Change	% Change
($ in thousands)	September 27, 2026		September 28, 2025
Net sales	$3,014,153	100.0%	$3,026,605	100.0%	$(12,452)	—%
Cost of goods sold	2,309,824	76.6%	2,326,418	76.9%	(16,594)	(1)%
Gross profit	704,329	23.4%	700,187	23.1%	4,142	1%
Warehouse and delivery expenses	144,510	4.8%	135,106	4.5%	9,404	7%
Selling, general and administrative expenses	297,184	9.9%	273,159	9.0%	24,025	9%
Amortization of intangible assets	71,043	2.4%	73,338	2.4%	(2,295)	(3)%
Operating income	191,592	6.4%	218,584	7.2%	(26,992)	(12)%
Interest expense, net	56,194	1.9%	56,432	1.9%	(238)	—%
Other expenses	—	—%	24,420	0.8%	(24,420)	(100)%
Income taxes	31,441	1.0%	31,755	1.0%	(314)	(1)%
Net income	$103,957	3.4%	$105,977	3.5%	$(2,020)	(2)%
Net Sales. Net sales decreased $0.4 million, or less than 1%, to $975.3 million for the three months ended September 27, 2026 compared to $975.6 million for the three months ended September 28, 2025. The decrease was driven by lower sales to the RV and MH markets, partially offset by increased sales to the powersports, marine, and industrial markets. Sales to the RV market decreased $63.6 million, or 15%, compared to the prior year period, primarily due to a decrease in wholesale unit shipments of approximately 13%. Sales to the MH market decreased $0.6 million, or less than 1%, compared to the prior year period. Sales to the powersports market increased $29.8 million, or 30%, compared to the prior year period, primarily reflecting higher attachment rates on premium utility vehicles, as well as continued solid demand for utility-focused units compared to the prior year period. Sales to the marine market increased $20.9 million, or 14%, primarily attributable to an increase in wholesale powerboat unit shipments of 8%, incremental sales from acquisitions completed in the prior year and organic growth. Sales to the industrial market increased $13.2 million, or 10%, compared to the prior year period, which is attributable to market share gains and product mix shifts by certain customers.

Net sales for the first nine months of 2026 decreased $12.5 million, or less than 1%, to $3.01 billion compared to $3.03 billion for the first nine months of 2025. The decrease was driven by lower sales to the RV and MH markets, partially offset by increased sales to the powersports, marine and industrial markets. Sales to the RV market decreased $168.2 million, or 12%, compared to the first nine months of 2025, due to a decrease in RV wholesale unit shipments of 14%. Sales to the MH market decreased $26.6 million, or 5%, compared to the first nine months of 2025, primarily due to a decrease in estimated MH industry wholesale unit shipments of approximately 4%. Sales to the powersports market increased $79.2 million, or 29%, compared to the first nine months of 2025, primarily reflecting higher attachment rates on premium utility vehicles, as well as continued solid demand for utility-focused units compared to the prior year period. Sales to the marine market increased $76.6 million, or 17%, compared to the first nine months of 2025, primarily attributable to incremental sales from acquisitions completed in 2025 and organic growth. Sales to the industrial market increased $26.6 million, or 7%, compared to the first nine months of 2025, primarily related to market share gains and product mix shifts by certain customers.
Revenue attributable to acquisitions completed in the first nine months of 2026 was $2.6 million and $4.4 million for the three and nine months ended September 27, 2026, respectively. Revenue attributable to acquisitions completed in the first nine months of 2025 was $11.0 million and $24.2 million for the three and nine months ended September 28, 2025, respectively.
Cost of Goods Sold. Cost of goods sold decreased $9.3 million, or 1%, to $745.4 million for the three months ended September 27, 2026 compared to $754.7 million for the three months ended September 28, 2025. As a percentage of net sales, cost of goods sold decreased 100 basis points in the three months ended September 27, 2026 to 76.4% compared to 77.4% in the prior year period.
For the three months ended September 27, 2026, cost of goods sold as a percentage of net sales decreased due to lower labor costs resulting from continued cost reduction and automation initiatives implemented throughout 2025 and into 2026, as well as lower material costs. Cost of goods sold as a percentage of net sales decreased in the third quarter of 2026 primarily as a result of decreases in labor and material costs of 90 and 30 basis points, respectively, partially offset by an increase in manufacturing overhead costs of 20 basis points.
Cost of goods sold decreased $16.6 million, or 1%, to $2.31 billion for the first nine months of 2026 compared to $2.33 billion for the first nine months of 2025. As a percentage of net sales, cost of goods sold decreased 30 basis points for the first nine months of 2026 to 76.6% compared to 76.9% for the first nine months of 2025.
For the nine months ended September 27, 2026, cost of goods sold as a percentage of net sales decreased due to lower labor costs resulting from continued cost reduction and automation initiatives implemented throughout 2025 and into 2026, as well as lower material costs. The decrease in cost of goods sold as a percentage of net sales for the first nine months of 2026 primarily reflected decreases of 60 and 10 basis points in labor and material costs, respectively, partially offset by a 40 basis point increase in manufacturing overhead costs. In general, the Company’s cost of goods sold as a percentage of net sales may fluctuate from quarter to quarter due to changes in demand across end markets and changes in the costs of raw materials and commodity-based components used in production.
Gross Profit. Gross profit increased $8.9 million, or 4%, to $229.9 million for the three months ended September 27, 2026 compared to $221.0 million for the three months ended September 28, 2025. As a percentage of net sales, gross profit increased 100 basis points to 23.6% for the three months ended September 27, 2026 compared to prior year period.
Gross profit increased $4.1 million, or 1%, to $704.3 million for the first nine months of 2026 compared to $700.2 million in the prior year period. As a percentage of net sales, gross profit increased 30 basis points to 23.4% for the first nine months of 2026 compared to 23.1% for the prior year period. The change in gross profit as a percentage of net sales in the third quarter and first nine months of 2026 compared to the same periods in 2025 reflects the impact of the factors discussed above under "Cost of Goods Sold".
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $4.4 million, or 10%, to $48.9 million for the three months ended September 27, 2026 compared to $44.4 million for the three months ended September 28, 2025. As a percentage of net sales, warehouse and delivery expenses increased 40 basis points to 5.0% for the three months ended September 27, 2026 compared to 4.6% for the three months ended September 28, 2025.

Warehouse and delivery expenses increased $9.4 million, or 7%, to $144.5 million for the first nine months of 2026 compared to $135.1 million for the prior year period. As a percentage of net sales, warehouse and delivery expenses increased 30 basis points to 4.8% for the first nine months of 2026 compared to 4.5% for the first nine months of 2025.
The increase in warehouse and delivery expenses and increase as a percentage of net sales for the three and nine months ended September 27, 2026 compared to the same periods in 2025 is primarily related to higher fuel and freight costs.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $21.9 million, or 25%, to $107.9 million for the three months ended September 27, 2026 compared to $86.0 million for the three months ended September 28, 2025. The increase in SG&A expenses for the three months ended September 27, 2026 compared to the prior year period is primarily related to increased professional fees, which include $14.6 million of merger-related costs, incentive compensation, restructuring costs, and insurance expenses.
As a percentage of net sales, SG&A expenses increased 230 basis points to 11.1% for the three months ended September 27, 2026 compared to 8.8% in the prior year period. The increase in SG&A expenses as a percentage of net sales for the three months ended September 27, 2026 is primarily attributable to increased professional fees, incentive compensation, restructuring costs, and insurance expenses.
SG&A expenses increased $24.0 million, or 9%, to $297.2 million for the first nine months of 2026 compared to $273.2 million in the prior year period. The increase in SG&A expenses for the first nine months of 2026 compared to 2025 is primarily attributable to increased professional fees, which include $15.1 million of merger-related costs, as well as incentive compensation, technology expenses and restructuring costs.
As a percentage of net sales, SG&A expenses increased 90 basis points to 9.9% for the first nine months of 2026 compared to 9.0% in the prior year period. The increase in SG&A expenses as a percentage of net sales for the first nine months of 2026 is primarily attributable to increased professional fees, incentive compensation, technology expenses and restructuring costs.
Amortization of Intangible Assets. Amortization of intangible assets decreased $0.9 million, or 4%, to $23.3 million for the three months ended September 27, 2026 compared to $24.2 million for the three months ended September 28, 2025. Amortization of intangible assets decreased $2.3 million, or 3%, to $71.0 million for the first nine months of 2026 compared to $73.3 million in the prior year period. The decrease in amortization of intangible assets for the three and nine months ended September 27, 2026 compared to the prior year periods primarily reflects certain intangible assets that were fully amortized in the prior year.
Operating Income. Operating income decreased $16.5 million, or 25%, to $49.8 million for the three months ended September 27, 2026 compared to $66.3 million for the three months ended September 28, 2025. As a percentage of net sales, operating income decreased to 5.1% compared to 6.8% for the prior year period. The decrease in operating income and operating income as a percentage of net sales is primarily attributable to the items discussed above.
Operating income decreased $27.0 million to $191.6 million for the first nine months of 2026 compared to $218.6 million in the prior year period. Operating income as a percentage of net sales decreased to 6.4% for the first nine months of 2026 compared to 7.2% for the first nine months of 2025. The decrease in operating income and operating income as a percentage of net sales is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense increased $0.4 million, or 2%, to $18.8 million for the three months ended September 27, 2026 compared to $18.5 million for the three months ended September 28, 2025. Interest expense decreased $0.2 million, or less than 1%, to $56.2 million for the first nine months of 2026 compared to $56.4 million for the first nine months of 2025.
Other Expenses. Other expenses were $24.4 million for the nine months ended September 28, 2025, reflecting expenses related to a legal settlement.

Income Taxes. Income tax expense decreased $2.6 million for the three months ended September 27, 2026, to $10.0 million, compared to $12.5 million for the three months ended September 28, 2025. Income tax expense decreased $0.3 million for the first nine months of 2026 to $31.4 million compared to $31.8 million in the prior year period. The effective tax rate was 32.1% and 23.2% in the three and nine months ended September 27, 2026, respectively, and 26.2% and 23.1% in the three and nine months ended September 28, 2025, respectively.
The decrease in income tax expense for the three and nine months ended September 27, 2026 compared to the three and nine months ended September 28, 2025 is primarily attributable to decreased income before income taxes.
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
Three and Nine Months Ended September 27, 2026 Compared to 2025
General

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

	Three Months Ended		Amount Change	% Change
($ in thousands)	September 27, 2026	September 28, 2025
Sales
Manufacturing	$755,018	$722,826	$32,192	4%
Distribution	$225,205	$259,037	$(33,832)	(13)%
Gross Profit
Manufacturing	$169,743	$158,785	$10,958	7%
Distribution	$62,623	$59,767	$2,856	5%
Operating Income
Manufacturing	$90,810	$84,405	$6,405	8%
Distribution	$25,399	$23,183	$2,216	10%

	Nine Months Ended		Amount Change	% Change
($ in thousands)	September 27, 2026	September 28, 2025
Sales
Manufacturing	$2,341,959	$2,253,833	$88,126	4%
Distribution	$688,511	$790,611	$(102,100)	(13)%
Gross Profit
Manufacturing	$524,162	$507,464	$16,698	3%
Distribution	$180,138	$193,642	$(13,504)	(7)%
Operating Income
Manufacturing	$289,061	$285,649	$3,412	1%
Distribution	$67,291	$80,601	$(13,310)	(17)%
Manufacturing
Sales. Manufacturing segment sales increased $32.2 million, or 4%, to $755.0 million for the three months ended September 27, 2026 compared to $722.8 million for the three months ended September 28, 2025. For the first nine months of 2026, sales increased $88.1 million, or 4%, to $2.34 billion compared to $2.25 billion in the prior year period. The manufacturing segment accounted for approximately 77% and 74% of the Company’s sales for the three months ended September 27, 2026 and September 28, 2025, respectively, and approximately 77% and 74% of the Company’s sales for the nine months ended September 27, 2026 and September 28, 2025, respectively.

Manufacturing segment sales increased for the three months ended September 27, 2026 due to higher sales to the powersports, marine, industrial and MH markets, partially offset by decreased sales to the RV market. Sales to the powersports market increased $28.5 million, or 30%, compared to the prior year period, primarily reflecting higher attachment rates on premium utility vehicles, as well as continued solid demand for utility-focused units compared to the prior year period. Sales to the marine market increased $19.0 million, or 13%, compared to the prior year period, attributable to incremental sales from acquisitions completed in the prior year and organic growth. Sales to the industrial market increased $12.5 million, or 11%, compared to the prior year period due to market share gains and product mix shifts by certain customers. Sales to the MH market increased $7.5 million, or 10%, compared to the prior year period, primarily due to market share gains and an increase in estimated MH industry wholesale unit shipments of approximately 2%. Sales to the RV market decreased $34.6 million, or 12%, compared to the prior year period, primarily due to a decrease in estimated RV industry wholesale unit shipments of approximately 13%.
Manufacturing segment sales increased for the first nine months of 2026 compared to the same prior year period due to increased sales to the powersports, marine, industrial and MH markets, partially offset by decreased sales to the RV market. Sales to the powersports market increased $75.2 million, or 29% compared to the prior year period, primarily reflecting higher attachment rates on premium utility vehicles compared to the prior year period. Sales to the marine market increased $74.5 million, or 18%, compared to the prior year period, primarily attributable to incremental sales from acquisitions completed in the prior year and organic growth. Sales to the industrial market increased $27.0 million, or 8%, compared to the prior year period, primarily due to market share gains and product mix shifts of certain customers. Sales to the MH market increased $1.4 million, or 1%, compared to the prior year period. Sales to the RV market decreased $88.9 million, or 9%, compared to the prior year period, primarily attributable to a decrease in estimated wholesale unit shipments of 14%, partially offset by market share gains.
Manufacturing segment sales attributable to acquisitions completed in the first nine months of 2026 were $1.5 million and $2.2 million for the three and nine months ended September 27, 2026, respectively. Manufacturing segment sales attributable to acquisitions completed in the first nine months of 2025 were $11.0 million and $24.2 million for the three and nine months ended September 28, 2025, respectively.

Gross Profit. Manufacturing segment gross profit increased $11.0 million, or 7%, to $169.7 million for the three months ended September 27, 2026 compared to $158.8 million for the three months ended September 28, 2025. As a percentage of sales, gross profit increased 50 basis points to 22.5% for the three months ended September 27, 2026 compared to 22.0% for the three months ended September 28, 2025. The increase in gross profit as a percentage of sales for the three months ended September 27, 2026 compared to the prior year period is attributable to decreased manufacturing overhead, labor and material costs as a percentage of sales.
Manufacturing segment gross profit increased $16.7 million, or 3%, to $524.2 million in the first nine months of 2026 compared to $507.5 million in the first nine months of 2025. As a percentage of sales, gross profit decreased 10 basis points to 22.4% in the first nine months of 2026 compared to 22.5% in the prior year period. The decrease in gross profit as a percentage of sales in the first nine months of 2026 compared to the same period in 2025 is attributable to increased labor and overhead costs as a percentage of sales, partially offset by decreased material costs as a percentage of sales.
Operating Income. Operating income increased $6.4 million, or 8%, to $90.8 million for the three months ended September 27, 2026 compared to $84.4 million for the three months ended September 28, 2025. As a percentage of sales, operating income increased 30 basis points to 12.0% for the three months ended September 27, 2026 compared to 11.7% for the three months ended September 28, 2025. The increase in operating income and operating income as a percentage of sales is primarily attributable to the items discussed above, partially offset by an increase in operating expenses and operating expenses as a percentage of sales compared to the prior year period.
Operating income increased $3.4 million, or 1%, to $289.1 million for the first nine months of 2026 compared to $285.6 million in the prior year period. As a percentage of sales, operating income decreased 40 basis points to 12.3% in the first nine months of 2026 compared to 12.7% in the prior year period. The increase in operating income is primarily attributable to the items discussed above, partially offset by increased operating expenses, including the restructuring costs discussed above under Restructuring Activities. The decrease in operating income as a percentage of sales is primarily attributable to the items discussed above and an increase in operating expenses, including restructuring costs, as a percentage of sales compared to the prior year period.
Distribution
Sales. Distribution segment sales decreased $33.8 million, or 13%, to $225.2 million for the three months ended September 27, 2026 compared to $259.0 million for the three months ended September 28, 2025. For the first nine months of 2026, sales decreased $102.1 million, or 13%, to $688.5 million compared to $790.6 million in the prior year period. The distribution segment accounted for approximately 23% and 26% of the Company’s sales for the three months ended September 27, 2026 and September 28, 2025, respectively, and approximately 23% and 26% of the Company’s sales for the nine months ended September 27, 2026 and September 28, 2025, respectively.
Distribution segment sales decreased for the three months ended September 27, 2026 compared to the prior year period due to lower sales to the RV and MH markets, partially offset by increased sales to the marine, powersports, and industrial markets. Sales to the RV market decreased $29.0 million, or 22%, compared to the prior year period, primarily attributable to a decrease in estimated RV industry wholesale unit shipments of approximately 13% and product mix shifts by certain customers. Sales to the MH market decreased $8.1 million, or 8%, compared to the prior year period, primarily due to product mix shifts by certain customers, partially offset by an increase in estimated MH industry wholesale unit shipments of approximately 2%. Sales to the marine market increased $1.8 million, or 19%, compared to the prior year period. Sales to the powersports market increased $1.3 million, or 34%, compared to the prior year period. Sales to the industrial market increased $0.7 million, or 7%, compared to the prior year period.
Distribution segment sales decreased for the first nine months of 2026 compared to the first nine months of 2025 due to lower sales to the RV, MH and industrial markets, partially offset by increased sales to the powersports and marine markets. Sales to the RV market decreased $79.3 million, or 19%, compared to the first nine months of 2025, due to a decrease in estimated RV industry wholesale unit shipments of approximately 14% and product mix shifts by certain customers. Sales to the MH market decreased $28.0 million, or 9%, compared to the first nine months of 2025, primarily due to a decrease in estimated MH industry wholesale unit shipments of approximately 4%. Sales to the industrial market decreased $0.4 million, or 1%, compared to the first nine months of 2025. Sales to the powersports market increased $3.9 million, or 32%, compared to the first nine months of 2025, primarily reflecting higher attachment rates on premium utility vehicles compared to the prior year period. Sales to the marine market increased $2.0 million, or 7%, compared to the first nine months of 2025.
Distribution segment sales attributable to acquisitions completed in the first nine months of 2026 were $1.1 million and $2.1 million for the three and nine months ended September 27, 2026, respectively.
Gross Profit. Distribution segment gross profit increased $2.9 million, or 5%, to $62.6 million for the three months ended September 27, 2026 compared to $59.8 million for the three months ended September 28, 2025. As a percentage of sales, gross profit increased 470 basis points to 27.8% for the three months ended September 27, 2026 compared to 23.1% in the prior year period. The increase in gross profit as a percentage of sales for the three months ended September 27, 2026 compared to the prior year period is attributable to a decrease in labor and material costs as a percentage of sales.
Distribution segment gross profit decreased $13.5 million, or 7%, to $180.1 million for the first nine months of 2026 compared to $193.6 million for the first nine months of 2025. As a percentage of sales, gross profit increased 170 basis points to 26.2% for the first nine months of 2026 compared to 24.5% in the prior year period. The increase in gross profit as a percentage of sales for the first nine months of 2026 compared to the prior year period is attributable to a decrease in labor as a percentage of sales, partially offset by an increase in material costs as a percentage of sales.
Operating Income. Operating income increased $2.2 million, or 10%, to $25.4 million for the three months ended September 27, 2026 compared to $23.2 million for the three months ended September 28, 2025. As a percentage of sales, operating income increased 240 basis points to 11.3% for the three months ended September 27, 2026 compared to 8.9% in the same period in 2025. The increase in operating income and operating income as a percentage of sales is primarily related to the items discussed above, partially offset by higher operating expenses and operating expenses as a percentage of sales compared to the prior year period.
Operating income decreased $13.3 million, or 17%, to $67.3 million in the first nine months of 2026 compared to $80.6 million in the prior year period. As a percentage of sales, operating income decreased 40 basis points to 9.8% in the first nine months of 2026 compared to 10.2% in the same period in 2025. The decrease in operating income primarily reflects the items discussed above, partially offset by a decrease in operating expenses. The decrease in operating income as a percentage of sales is primarily attributable to the items discussed above and an increase in operating expenses as a percentage of sales.
LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of liquidity are cash flows from operations, available cash reserves and borrowing capacity available under the 2024 Credit Facility, as discussed in Note 8 "Debt" of the Notes to Condensed Consolidated Financial Statements. Our liquidity as of September 27, 2026 consisted of cash and cash equivalents of $16.0 million and $700.4 million of availability under the 2024 Credit Facility, net of $8.6 million of outstanding letters of credit.
As of September 27, 2026, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under the 2024 Credit Facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on the Company's current cash flow budgets and forecast of short-term and long-term liquidity needs.
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

As of and for the reporting period ended September 27, 2026, the Company was in compliance with its financial covenants as required under the terms of the credit agreement that established the 2024 Credit Facility (the “2024 Credit Agreement”). The required maximum consolidated secured net leverage ratio and the required minimum consolidated interest coverage ratio, as such ratios are defined in the 2024 Credit Agreement, compared to the actual amounts as of September 27, 2026 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.55
Consolidated interest coverage ratio (12-month period)	3.00	6.52
In addition, as of September 27, 2026, the Company's consolidated total net leverage ratio (12-month period) was 2.91. While this ratio is not a covenant under the 2024 Credit Agreement, it is used in determining the applicable borrowing margin under the 2024 Credit Agreement.
Cash Flows
Operating Activities: Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for certain non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities was $146.6 million for the nine months ended September 27, 2026 compared to $198.6 million for the nine months ended September 28, 2025. The decrease in operating cash flows is primarily attributable to a $102.0 million use of cash from operating assets and liabilities, net of business acquisitions, compared to a $74.8 million use of cash in the prior year period, a use of cash of $6.2 million relating to deferred income taxes in 2026 compared to a source of cash of $21.8 million in the prior year period, and a $2.0 million decrease in net income compared to the nine months ended September 28, 2025.
Investing Activities: Net cash used in investing activities decreased $57.5 million to $79.4 million for the nine months ended September 27, 2026 compared to $136.9 million for the nine months ended September 28, 2025 due to a decrease in cash used in business acquisitions, which were $23.1 million for the nine months ended September 27, 2026 compared to $70.3 million for the nine months ended September 28, 2025 and a decrease in purchases of property, plant and equipment, which were $55.8 million for the nine months ended September 27, 2026 compared to $64.7 million for the nine months ended September 28, 2025.
Financing Activities: Net cash used in financing activities increased $3.0 million to $77.6 million for the nine months ended September 27, 2026 compared to $74.5 million for the nine months ended September 28, 2025, primarily due to increased stock repurchases of $106.1 million compared to $32.0 million in the prior year period and increased cash dividends of $46.1 million compared to $40.0 million in the prior year period, partially offset by net borrowings under our revolving credit facility of $91.0 million compared to net borrowings of $10.0 million for the nine months ended September 28, 2025.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations
As of September 27, 2026, our total debt obligations under our 2024 Credit Agreement were under Secured Overnight Financing Rate ("SOFR")-based interest rates. A 100-basis point increase in the underlying SOFR rates would result in additional annual interest cost of approximately $2.8 million, assuming average borrowings during 2026, including the Revolver due 2029 and Term Loan due 2029, subject to variable rates were equal to the amount of such borrowings outstanding at September 27, 2026, excluding deferred financing costs related to the Revolver due 2029 and Term Loan due 2029.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 30, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine our business with LCI Industries (“LCI”). The merger is subject to a number of conditions that must be satisfied or waived prior to the closing of the merger, as more fully described in the Merger Agreement. These conditions to the consummation of the merger include: (i) the adoption of the Merger Agreement by LCI’s stockholders; (ii) the approval by our shareholders of (a) the issuance of shares of our common stock in connection with the merger and (b) an amendment to our articles of incorporation to, among other things, increase the number of our authorized shares of common stock; (iii) the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (and any timing agreement with the Federal Trade Commission or the Department of Justice, as applicable, shall have terminated or expired); (iv) the receipt of other required regulatory approvals; (v) the absence of any restraint in effect preventing the consummation of the merger; (vi) the effectiveness of a registration statement on Form S-4 with respect to such shares of our common stock to be issued in connection with the merger; (vii) the approval for listing on Nasdaq of the shares of our common stock issuable as merger consideration pursuant to the terms of the Merger Agreement; (viii) the receipt by LCI of a written opinion with respect to the tax-free nature of the merger for LCI’s stockholders; (ix) subject to certain exceptions, the accuracy of the representations and warranties of the other party; (x) performance in all material respects by each party of its respective obligations under the Merger Agreement; and (xi) the absence of certain changes that have had, or would reasonably be expected to have, a material adverse effect with respect to each of the Company and LCI. These conditions to the consummation of the merger may not be satisfied or waived in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities. None.
(b) Use of Proceeds. None.
(c) Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock for the three months ended September 27, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 29 - July 26, 2026	711	$85.27	—	$61,898,000
July 27 - August 30, 2026	—	$—	—	$61,898,000
August 31 - September 27, 2026	—	$—	—	$61,898,000
	711		—
(1)Amount includes 711 shares of common stock purchased by the Company in the period for the purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
(2)See Note 12 "Stock Repurchase Programs" of the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program.
Restrictions upon the Payment of Dividends
Pursuant to the Merger Agreement, which is described in Note 1 "Basis of Presentation and Significant Accounting Policies" of the Notes to Condensed Consolidated Financial Statements, the Company has agreed that, during the period from the date of the Merger Agreement until the earlier of the effective time of the mergers contemplated thereby and the termination of the Merger Agreement, without the prior written consent of LCI Industries, the Company will not, and will not permit its subsidiaries to, declare, set aside or pay any dividends on, or make any other distributions in respect of, any of its equity securities, subject to certain exceptions. Those exceptions permit only (i) dividends and distributions by a direct or indirect wholly owned subsidiary of the Company to its parent and (ii) quarterly cash dividends on shares of the Company’s common stock, with timing consistent with past practice, in an amount per share not to exceed $0.47 with respect to the Company’s fiscal year 2026 quarterly dividends.
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
ITEM 5. OTHER INFORMATION
For the three months ended September 27, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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

Date: November 5, 2026	By:	/s/ Matthew S. Filer
Matthew S. Filer
Executive Vice President - Finance, Chief Financial Officer, and Treasurer